Form 10-Q
period 2011-09-30
Excel Corp
filed 2011-11-18
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to  ________

Commission File Number:  333-173702

Excel Corporation
 (Exact name of registrant as specified in its charter)

Delaware	27-3955524
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

1384 Broadway, 17th Floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

212-391-4600
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The number of shares common stock, $.001 par value, outstanding as of September 30, 2011 was 30,486,000.

EXCEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXCEL CORPORATION
(a Development Stage Company)

Balance Sheet

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$518,532	$40,722
License	50,415

Total assets	$568,947	$40,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares authorized 30,486,000 issued and outstanding	3,049	2,899
Additional paid-in capital	575,266	38,573
Deficit accumulated during the development stage	(9,368)	(750)

Total stockholders’ equity	568,947	40,722

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,947	$40,722

The accompanying notes are an integral part of the condensed financial statement.

Excel Corporation
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011

Revenue – net	$		$

Cost of sales

Gross profit

Expenses
Filing fees		3,993	8,618

Total expenses		3,993	8,618

Net loss before income taxes		(3,993)	(8,618)

Income Taxes
Current
Deferred

Total income taxes		-0-	-0-

Net (Loss)	$	(3,993)	$(8,618)

(Loss) per common share		$.0001	$.0003

The accompanying notes are an integral part of the condensed financial statement.

Excel Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2011
(Unaudited)

							Deficit
						Additional	Accumulated During the
	Preferred Stock			Common Stock		Paid-In	Development
	Shares	Amount		Shares	Amount	Capital	Stage
Balance, November 13, 2010		$		28,986,000	$2,899	$38,573	$ (750)

Issuance of common stock for cash at $.40 per share				1,500,000	150	599,850

Stock offering costs						(63,157)

Net loss for the nine months ended September 30, 2011							(8,618)

Balance, December 31, 2010			$30,486,000		$3,049	$575,266	$ (9,368)

The accompanying notes are an integral part of the condensed financial statement.

Excel Corporation
(A Development Stage Company)
Statement of Cash Flows
Nine Months Ended September 30, 2011
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$	(8,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in:
Licenses		(50,415)

Net cash used in operating activities		(59,033)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		536,843

Net cash provided by financing activities		536,843

NET INCREASE IN CASH 477,810
Cash and cash equivalents, beginning of period		40,722

CASH AND CASH EQUIVALENTS,END OF PERIOD		$518,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest		$-0-
Cash paid during the period for taxes		$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

For the period ended September 30, 2011	NONE

The accompanying notes are an integral part of the condensed financial statement.

EXCEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

1.	Organization and Operations

Currently, the Company is considered a development stage company as defined by FASB ASC 915-205-45-6.  The Company intends to acquire, develop and license brands in a broad range of product categories.  The Company also intends to acquire, develop and license select brands where the brand name can be leveraged into new categories.  The Company’s objective is to develop a diversified portfolio of iconic consumer brands by issuing licenses and then organically growing the existing portfolio, licensing new brands and entering into joint ventures or other partnerships with the goal of leveraging the experience of management in the license of branded merchandise.

Based upon the experience of our management, we expect that our licenses will typically require our licensees to pay us royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach specified targets.  We further expect that any licenses we issue will require licensees to pay us certain minimum amounts for the advertising and marketing of the respective license brands.  Management of the Company has decades of experience in the licensing industry.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  The actual results could differ from those estimates.

Reclassifications

The Company made no reclassifications to prior year and prior quarter amounts.

4.	Cash Deposited in Financial Institution

The Company maintains cash balances at a financial institution.  Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  In the normal course of business the Company may have deposits that exceed the insured balances.

5.	Recent Accounting Pronouncement

There have no recent accounting pronouncements appropriate for inclusion in this report.

6.	Initial Public Offering

On September 2, 2011 we closed an initial public offering of 1,000,000 shares of our common stock, with each share being sold at a price of $.40 per share. The initial public offering resulted in our receipt of $400,000 of gross proceeds. The Offering was self-underwritten and no underwriter was engaged to offer or sell our securities and no commissions were paid in the Offering.

7.	Income Taxes

The Company files income tax returns with the U.S. Federal government and New York State. The Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company has no tax positions at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2011.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  ASC Topic No. 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

8.	Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The difference between the common shares issued and the common shares outstanding for the purposes of calculating basic EPS is a result of the unallocated ESOP shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Numerator	(3993)	(8618)
Denominators:
Basic shares outstanding	29,361,000	29,361,000
Effect of dilutive securities
Dilutive shares outstanding
Earnings per share:	29,361,000	29,361,000
Basic	.0001	.0003
Dilutive	.0001	.0003

9.	Fair Value of Financial Instruments

ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.  ASC Topic 820 does not require any new fair value measurements.  The adoption of ASC Topic 820-10 did not have a material impact on the financial statements.
ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

•	Level 1	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2
Level 2 inputs are inputs other than quoted prices included in level 1 that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted such as interest rates.

•	Level 3	Level inputs are unobservable inputs.

As required by ASC Topic 825-10-65, the estimated fair value of financial instruments at September 30, 2011 was as follows:

	Carrying Amount	Fair Value
Cash	518532	518532
License	50415	50415
Total Financial Assets	568947	568947

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 2.01-Risk Factors” and other risks identified in our Prospectus dated July 25, 2011.  There have been no material changes from the risk factors previously disclosed in our Prospectus dated July 25, 2011. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Readers are cautioned that actual results may differ from management’s expectations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Overview

The Company has been in a developmental phase since inception and had no revenues from operations for the period from inception, November 13, 2010 through September, 30, 2011.

Losses for the period ended September, 30, 2011 were $8,618. Paid In Capital for the period ended September, 30, 2011 was $575,266.

To satisfy its anticipated cash requirements for fiscal 2011, the Company raised gross proceeds of $200,000 in a private offering that was completed in March 2011 and $400,000 in an initial public offering that closed in September 2011.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

 Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements, other than our irrevocable standby letter of credit previously discussed, and the operating leases discussed below.

Results of Operations

On September 2, 2011 we closed an initial public offering of 1,000,000 shares of our common stock, with each share being sold at a price of $.40 per share. The initial public offering resulted in our receipt of $400,000 of gross proceeds. The Offering was self-underwritten and no underwriter was engaged to offer or sell our securities and no commissions were paid in the Offering.

Since we were only organized in November 2010 and did not conduct any business operations during the three months or nine months ended September 30, 2010, it is not possible to compare our results of operations during those periods with our results of operations during the three months and nine months ended September 30, 2011.

During the three months and nine months ended September 30, 2011, we had a loss of $3,993 and $8,618, respectively.

During the three months and nine months ended September 30, 2011, we had general and administrative expenses of $3,993 and $8,618, respectively

Liquidity and Capital Resources

On September 30, 2011, we had positive working capital of $568,947.  We have raised $657,972 to date through the sale of 30,486,000 shares of our common stock. While we expect that this may be sufficient to operate our business through the end of 2012, there can be no assurance that we will not need additional capital for operations.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

Apart from our commitments related to our contracts, we have ongoing commitments for normal business expenses, including salaries, benefits and the like, and have made no other long term financial commitments pending receipt of additional funding.  Should we not receive any additional funds, our priorities will be to exploit our current licenses.

Our principal source of funds has been through raising capital in our private offering and initial public offering.  At September 30, 2011, our cash was $518,532.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T. Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer), as of the end of the period covered by this report, our CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 2.01-Risk Factors” and other risks identified in our Prospectus dated July 25, 2011.  There have been no material changes from the risk factors previously disclosed in our Prospectus dated July 25, 2011, which could materially affect our business, financial condition or future results. The risks described in our Prospectus dated July 25, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2011	EXCEL CORPORATION.
(Registrant)

	By:	/s/ Ruben Azrak
Ruben Azrak
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ruben Azrak
Ruben Azrak
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.