Form 10-Q/A
period 2011-09-30
Excel Corp
filed 2011-11-28
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment Number 1

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

EXPLANATORY NOTE

Excel Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2011 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Form 10-Q. We are also filing this amendment to reflect cumulative financial statements and disclosures for a development stage Company.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

EXCEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Operations for the three and nine month periods ended September 30, 2011 (unaudited) From inception on November 13, 2011 through September 30, 2011 (unaudited)	4

	Statements of Cash Flows for the nine-month period ended September 30, 2011 (unaudited) From inception on November 13, 2011 through September 30, 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	11

Item 4T.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	12

Item 6.	Exhibits	12

Signatures		13

Exhibit Index		14

EXCEL CORPORATION
(a Development Stage Company)

Balance Sheet

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$518,532	$40,722
License	50,415

Total assets	$568,947	$40,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares authorized 30,486,000 issued and outstanding at September 30, 2011 and 28,986,050 at December 31, 2011	3,049	2,899
Additional paid-in capital	575,266	38,573
Deficit accumulated during the development stage	(9,368)	(750)

Total stockholders’ equity	568,947	40,722

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,947	$40,722

The accompanying notes are an integral part of the condensed financial statement.

Excel Corporation
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended	From inception on November 13, 2010 through September 30, 2011 (unaudited)
	September 30, 2011			September 30, 2011

Revenue – net	$			$	$

Cost of sales

Gross profit

Expenses
Filing fees		3,993		8,618		9,368

Total expenses		3,993		8,618		9,368

Net loss before income taxes		(3,993	) )	(8,618)		(9,368)

Income Taxes
Current
Deferred

Total income taxes		-0-		-0-		-0-

Net (Loss)	$	(3,993))		$(8,618)		(9,368)

(Loss) per common share		$.0001		$.0003		$.0003

The accompanying notes are an integral part of the condensed financial statement.

Excel Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2011
(Unaudited)

						Deficit
					Additional	Accumulated During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Balance, November 13, 2010		$	28,986,000	$2,899	$38,573	$ (750)

Issuance of common stock for cash at $.40 per share			1,500,000	150	599,850

Stock offering costs					(63,157)

Net loss for the nine months ended September 30, 2011						(8,618)

Balance, September 30, 2011		$	30,486,000	$3,049	$575,266	$ (9,368)

The accompanying notes are an integral part of the condensed financial statement.

Excel Corporation
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2011	From inception on November 13, 2010 through September 30, 2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(8,618)	$(9,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in:
Licenses	(50,415)	(50,415)

Net cash used in operating activities	(59,033)	(59,783)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	536,843	578,315

Net cash provided by financing activities	536,843	578,315

NET INCREASE IN CASH	477,810	518,532
Cash and cash equivalents, beginning of period	40,722	-0-

CASH AND CASH EQUIVALENTS,END OF PERIOD	$518,532	518,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$-0-	-0-
Cash paid during the period for taxes	$-0-	-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

For the period ended September 30, 2011	NONE	NONE

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	From inception on November 13, 2010 through September 30, 2011 (unaudited)
Numerator	(3993)	(8618)	(9,368)
Denominators:
Basic shares outstanding	29,361,000	29,361,000	29,361,000
Effect of dilutive securities
Dilutive shares outstanding
Earnings per share:	29,361,000	29,361,000	29,361,000
Basic	.0001	.0003	.0003
Dilutive	.0001	.0003	.0003

9.	Fair Value of Financial Instruments

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2011	EXCEL CORPORATION.
(Registrant)

	By:	/s/ Ruben Azrak
Ruben Azrak
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ruben Azrak
Ruben Azrak
Principal Accounting Officer

3

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

4