Form 10-K
period 2011-12-31
Excel Corp
filed 2012-04-11
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  333-173702

Excel Corporation

 (Exact name of registrant as specified in its charter)

Delaware	27-3955524
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

1384 Broadway, 17th Floor, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

212-921-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:  N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The number of shares of Common Stock held by non-affiliates as of April 2, 2012 was 8,365,000 shares, all of one class of common stock, $0.0001 par value, having an aggregate market value of approximately $4,182,500 based upon the closing price of registrant’s common stock on such date of $0.50 per share as quoted on the Over the Counter Bulletin Board. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated.

As of April 2, 2012, there were 30,486,000 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

PART I

Item 1.Business.

Corporate History

We were incorporated in November 2010 for the purpose of commencing a licensing business. Each of our officers and directors has many years of experience in this area. In November 2010 we amended our Articles of Incorporation to amend our authorized capital from a non-stock corporation to its present authorized capital of 200,000,000 shares of common stock, $.0001 par value and 10,000,000 shares of preferred stock, $.0001 par value. In January 2011 we again amended our Articles of Incorporation to change our corporate name from Ruby Worldwide, Ltd. to Excel Corporation.

Principal Services

We are a United States based licensing, merchandising and distribution company focused on bringing national and international brands to the retail marketplace through licenses that we grant to manufacturers, distributors and/or retailers. We intend to either acquire these brands or license them from brand owners and then license those brands to third party licensees. Our business strategy is to select the appropriate branded products for the United States and international markets and leverage the senior relationships of our management team and that of our licensees to facilitate sales of branded products.

If we license a brand from a brand owner, we expect that such a license will typically require us to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach specified targets, although we may acquire or license some brands on a royalty-free basis, with partial ownership or economic interest being retained by the owner, as in the case of the V7 license that is described below. Licenses for brands also typically require a licensee to pay to the brand owner certain minimum amounts for the advertising and marketing of the respective license brand. We intend to seek royalties from our licensees for brands that we own or for those which we license from others, together with minimum royalties and advertising and marketing fees so as to offset any expenses we incur either as a brand owner or as a brand licensee.

We intend to license brands to domestic and/or international partners that have the demonstrated ability to produce quality products that have been successfully marketed and sold domestically and/or internationally in a broad range of products categories.  Our objective is to develop a diversified portfolio of iconic consumer brands by organically growing a portfolio, licensing new brands and entering into joint ventures or other partnerships with the goal of leveraging the experience of our brand management and existing infrastructure.

Development and licensing of a brand for a newly organized company is typically a difficult and time consuming process, as a start-up business usually has limited business contacts and little credibility in the marketplace. While we are of the belief that the significant licensing experience of our officers, especially Ruben Azrak, will help us locate, develop and license our brands, we still expect to encounter difficulties due to our recent organization, limited staff and limited capital resources. We intend to evaluate the cost to develop a brand, the target market, competition in the particular market, brand extension potential and potential revenue and profit potential as part of our business decision

In June 2011, we organized a New York Limited Liability Company under the name “V7 LLC” together with Michael Vick, an NFL football player that is the current quarterback of the Philadelphia Eagles and his partner Brian Sher. V7 LLC holds a 25 year, exclusive, worldwide, royalty-free license from Michael Vick, to utilize and commercially exploit the name and mark “V7”. We own 30% of V7 LLC, for which we paid $300, and act as its manager. Michael Vick and Brian Sher own 56% and 14% of V7 LLC, for which they paid $560 and $140, respectively. Michael Vick has filed “Intent to Use” applications for the V7 mark in the US Trademark Office in International Classes 3, 18, and 25, which are for cosmetics and cleaning preparations, leather goods and clothing, footwear and headgear, respectively, We have the right to utilize the V7 mark in all of such classes, with the exception that the license agreement excludes shoes, unless Michael Vick in his sole discretion elects to expand the license to include shoes. There can be no assurance that a registered trademark will issue in any of such classed for the V7 mark. If the Trademark Office denies registration of the V7 mark in any or all of such classes, it would adversely affect the value of the license granted to V7 LLC.

The V7 license agreement can be terminated (a) by mutual agreement of the parties; (b) if V7 LLC files for bankruptcy; or (c) if V7 ceases operations or fails to commercially exploit the license for a period of more than ninety (90) days in any product category, the license can be terminated with respect to that category. V7 has agreed to use commercially reasonable efforts to exploit the license and it has the right to sublicense the V7 mark. We expect to begin development of the V7 brand in the third or fourth quarter of 2012although we cannot be sure that our estimated timeline is accurate. As of the date of this report, we have not decided which categories we will attempt to exploit under V7 brand. It is possible that development of our first brand will be delayed into 2013 or that we may not be successful developing V7 or any other brands.

On September 2, 2011, we entered into a license agreement with Entertainment Industry Foundation for use of the mark “Stand Up To Cancer” for men’s, women’s and children’s apparel in all sizes including hats and bags. We expect to ship goods under this license in the second or third quarter of 2012 although we cannot be sure that our estimated timeline is accurate.

In October 2011, we purchased assets of the business known as “Billy Martin’s,” including the intellectual property, goodwill and fixtures and equipment for a purchase price of $150,000 (in the form of $30,000 cash and a promissory note in the original principal amount of $120,000) and a 20% share of the net profits generated from the sale of clothing and other products. We expect to begin development of the Billy Martin brand in the third or fourth quarter of 2012 although we cannot be sure that our estimated timeline is accurate.

On January 23, 2012, our wholly-owned subsidiary, XLFashions, Inc. (“XL”) entered into an assignment agreement (the “Agreement”) with Orix Venture Finance LLC (“Orix”). Pursuant to the Agreement, XL acquired from Orix an approximate $3.4 million principal amount senior secured loan (the “Loan”) and a warrant (the “Warrant”) to purchase 65,168 Class A Preferred Units of eFashion Solutions, LLC, a New Jersey Limited Liability Company (“eFashion”). Orix was eFashion’s senior secured lender, and the Loan is secured by all of the assets of eFashion. As part of the transaction, Orix also assigned a registration rights agreement to XL, which requires eFashion to register the securities underlying the Warrant under certain conditions. The purchase price paid by XL for the Loan, Warrant and related rights was $1,050,000, less a deposit of $20,120 that was received by Orix between January 17, 2012 and January 22, 2012.

eFashion was founded in 2000 to provide e-commerce and Flash sales capabilities as a service to branded fashion designers & manufacturers. eFashion has invested in building a technical & logistical infrastructure coupled with workflow process and merchandising intelligence systems focused to scaling the e-commerce operations of third party web stores and creating a unique marketing platform for driving incremental sales to client's websites.

Target Market

We are a licensing company focused on bringing national and international brands to the mass marketplace by licensing our brands to manufacturers, distributors and retailers. Our goal is to collaborate with our business partners to market and sell branded goods to all ages in wholesale, retail and on-line channels.

The target market for our portfolio of licensed brands will consist primarily of young lifestyle customers who are physically active and participate in more than one sporting activity or have aspirations to appear physically active. These are consumers that are both brand and quality conscious.

Through different licensed brands, we intend to target consumers who want to be ahead of the latest styles and trends as well as consumers that connect with the heritage and tradition of an age-old brand and value its authenticity. In all cases, we will be targeting consumers that look for top performance, high quality and comfortable products that are affordably priced.

Sales Cycle

Many product lines are seasonal in nature. While we have not identified any specific brand or items for sale as of the date of this report, it can be assumed that any sales bearing our brands will vary as a result of seasons, holidays, weather, and the timing of product shipments. Accordingly, a portion of our revenue from our licenses will likely be subject to seasonal fluctuations. The results of operations in any quarter therefore may not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Product Selection

We intend to primarily license products designed and developed by our license partners. However, we anticipate that from a selection offered by our partners, our senior executives will be instrumental in creating a focused product program to be shown to U.S. and International customers. We also anticipate that our license partners will source the products, primarily from non-U.S. and non- European sources, and will negotiate manufacturing and quality control standards for the products.

We do not own or operate any manufacturing facilities. We expect that our products will be distributed through the following distribution channels:

·	With licensor approval, mass merchants;
·	Department stores;
·	Sporting goods chains;
·	Specialty stores;
·	Chain stores;
·	Internet merchants;
·	With licensor approval, discount stores; and
·	Other media oriented retailers.

Industry Regulations/Standards

We are subject, both directly and indirectly, to various laws and regulations relating to our business.  We are subject to local laws and regulations in the U.S. If any of the laws are amended, compliance could become more expensive and directly affect our income.” We intend to comply with such laws, but new restrictions may arise that could materially adversely affect us.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

Competition

Royalties paid to us under our licensing agreements will generally be based on a percentage of our licensee's net sales of licensed products. The sale of branded goods is subject to extensive competition by numerous domestic and foreign companies. Factors which shape the competitive environment include quality of construction and design, brand name, style and color selection, price and the ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan will focus on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to manufacturers, distributors and retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.

There are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands. Any decline in sales by our licensees can adversely affect our revenues. Factors that may adversely affect retailers include the following: weather; changes in the availability or cost of capital; shifts in the seasonality of shopping patterns; labor strikes or other work interruptions including work interruptions that impact supply chains and transport vendors; the impact of excess retail capacity; changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; material acquisitions or dispositions; investments in new business strategies; the success or failure of significant new business ventures or technologies; actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.

The risks associated with our business are likely to be more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects. As a result, given the deteriorating position of the U.S. and global economy, as well as the decreased purchasing power of consumers, we expect that our business will continue to suffer for so long as, and to the extent that, such adverse economic conditions exist.

In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have.

We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to market conditions.  Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments.

Our ability to compete will also depend on the strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of development and marketing. All these activities require significant financial resources.  We may not be able to sustain competition.  Our inability to compete effectively would have an adverse impact on our business.

Intellectual Property

As described above:

We own 30% of V7 LLC, for which we paid $300, and act as its manager. Michael Vick and Brian Sher own 56% and 14% of V7 LLC, for which they paid $560 and $140, respectively.

On September 2, 2011, we entered into a license agreement with Entertainment Industry Foundation for use of the mark “Stand Up To Cancer” for men’s, women’s and children’s apparel in all sizes including hats and bags.

In October 2011, we purchased assets of the business known as “Billy Martin’s,” including the intellectual property, goodwill and fixtures and equipment.

Employees

We have no full-time employees. Each of our three officers is employed in other businesses, many of which may be deemed competitive with our business. We may hire some full time employees once we acquire or develop brands to license.

We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified independent contractors. There can be no assurance that we will be able to attract and retain such individuals or companies.

Available Information

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC” or the “Commission”) in accordance with the Securities Exchange Act of 1934. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any document that we file with the SEC at http://www.sec.gov.

At the present time, we do not have a website.

Item 1A. Risk Factors.

There have been no material changes to our Risk Factors disclosed in our Prospectus dated July 25, 2011, which could materially affect our business, financial condition or future results. The risks described in our Prospectus dated July 25, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2.  Properties.

Our address is 1384 Broadway, 17th Floor, New York, New York 10018, which is the office of our Chairman and CEO, Ruben Azrak and our telephone number is 212-921-2000. We do not pay any rent as of the date of this report, but may take separate facilities or begin paying rent to Mr. Azrak in the future. There can be no assurance that any rent we pay in the future will be on commercially acceptable terms or will be fair to the Company.

Item 3.Legal Proceedings.

Currently there are no outstanding judgments against us or any consent decrees or injunctions to which we are subject or by which our assets are bound and there are no claims, proceedings, actions or lawsuits in existence, or to our knowledge threatened or asserted, against us or with respect to any of our assets that would materially and adversely affect our business, property or financial condition. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters And Issuers Purchases Of Equity Securities.

Our shares of common stock are quoted on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol “EXCC.” There has been minimal trading of our common stock and no established trading market has developed.

Holders

As of March 30, 2012, there are approximately 99 record shareholders of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Item 6.Selected Financial Data.

Not applicable

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Current Overview

We have been in a developmental phase since inception and had no revenues from operations for the period from inception, November 13, 2010 through December 31, 2011.

Losses for the period ended December 31, 2011 were $66,291 compared to $750 for the period ended December 31, 2010. Paid in Capital for the period ended December 31, 2011 was $575,267.

To satisfy our anticipated cash requirements for fiscal 2011, we raised gross proceeds of $200,000 in a private offering that was completed in March 2011 and $400,000 in an initial public offering that closed in September 2011.

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

 Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Results of Operations

For the year ended December 31, 2011, we had a loss of $66,291 compared to $750 for the period ended December 31, 2010.

For the year ended December 31, 2011, we had general and administrative expenses of $63,331.

Liquidity and Capital Resources

On December 31, 2011, we had positive working capital of $311,275.  We have raised $657,972 to date through the sale of 30,486,000 shares of our common stock. While we expect that this may be sufficient to operate our business through the end of 2012, there can be no assurance that we will not need additional capital for operations.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

Apart from our commitments related to our contracts, we have ongoing commitments for normal business expenses, including salaries, benefits and the like, and have made no other long term financial commitments pending receipt of additional funding.  Should we not receive any additional funds; our priorities will be to exploit our current licenses.

Our principal source of funds has been through raising capital in our private offering and initial public offering.  At December 31, 2011, our cash and cash equivalents was $473,058.

In January 2012, we formed a subsidiary in the State of Delaware called “XL Fashions, Inc.” (“XL”). In January 2012, XL raised gross proceeds of $1,200,000 from the sale of 9,608,412 shares of XL convertible Preferred Stock. The shares of XL convertible Preferred Stock convert into 9,608,412 shares of our Common Stock on a 1 for 1 basis in the event we are successful in completing the acquisition of eFashion Solutions, LLC. $1,050,000 of the proceeds of the XL financing were utilized to acquire a secured promissory note in the principal amount of approximately $3,400,000 that is secured by all of the assets of eFashion Solutions, LLC.

Item 7A.Quantitative and Qualitative Disclosure About Market Risk.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary financial data are included in this report beginning with page F-1.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has concluded that as of December 31, 2011, our internal control over financial reporting were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

Not applicable

PART III

Item 10.Directors, Executive Offices and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Title	Held Position Since

Ruben Azrak	59	Chairman of the Board, Chief Executive Officer, Principal Accounting Officer, Secretary	November 2010
Charles Azrak	24	Vice-President, Secretary and Director	November 2010
Victor Azrak	29	Vice President and Director	November 2010

The term of office of each director ends at the next annual meeting of our stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in our bylaws or has been fixed by the Board of Directors. The term of office of each officer ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Background Information about Our Officers and Directors

The board of directors believes that each of the directors set forth above has the necessary qualifications to be a member of the board of directors. Each of the directors has exhibited during his prior service as a director the ability to operate cohesively with the other members of the board of directors. Moreover, the board of directors believes that each director brings a strong background and skill set to the board of directors, giving the board of directors as a whole competence and experience in diverse areas, including corporate governance and board service, finance, management and industry experience. The following information sets forth the backgrounds and business experience of the directors and executive officers.

Ruben Azrak, Chairman, CEO and Director. Ruben Azrak, beginning in 1998, along with Russell Simmons, developed Phat Farm Licensing. Phat Farm Licensing was sold in 2004. In 1996 he started Check Group LLC, a company engaged in the apparel business. Mr. Azrak subsequently sold his entire interest in Check Group to a partner. Mr. Azrak is Chairman and a Director of RVC Enterprises, which was formed with his two sons, Victor and Charles. RVC, through it subsidiaries and affiliates, now licenses ROCAWEAR, the ladies sportswear line from the entertainer-entrepreneur Jay-Z. In addition, RVC owns the license for ELLEN TRACY sportswear and BEVERLY HILLS POLO CLUB. Mr. Azrak is also President and the sole director of Lifeguard Licensing Corp. and Lucky Star licensing. Our Board is of the opinion that Ruben Azrak’s prior experience in licensing with both Phat Farm Licensing and RVC qualify him to serve as a member of our Board of Directors. Mr. Azrak is active in the real estate business as both an investor and owner of a number of commercial buildings throughout the NY City area.

Charles Azrak, Vice-President, Secretary and Director. Charles Azrak has been involved in all phases of RVC's operations since 2006; specifically, Finance, Sourcing of Product and Production. Charles Azrak is Vice President, Secretary and a director of RVC. Our Board is of the opinion that Charles Azrak’s prior experience in licensing with RVC qualifies him to serve as a member of our Board of Directors. Charles Azrak is the son of Ruben Azrak and the brother of Victor Azrak.

Victor Azrak, Vice-President and Director. Victor Azrak managed Apple Bottoms, a women's clothing line in 2005. He oversaw product development, sales and design at Apple Bottoms and has continued in that capacity at RVC, since 2006. Victor Azrak is President and a Director of RVC. Our Board is of the opinion that Victor Azrak’s prior experience in licensing with RVC qualifies him to serve as a member of our Board of Directors. Victor Azrak is the son of Ruben Azrak and the brother of Charles Azrak.

Involvement in certain legal proceedings

During the past ten years, none of our directors have been subject of the following events:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii) Engaging in any type of business practice; or

iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)      Any Federal or State securities or commodities law or regulation; or

ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a written code of business conduct and ethics, to be known as our code of conduct, which applies to our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer and all persons providing similar functions.

A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1. Any person desiring a copy of the Code of Business Conduct and Ethics, can obtain one by going to www.sec.gov and looking at the Exhibits to our Form S-1.

Board Committees

Our Board of Directors has no separate committees.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.Executive Compensation.

Summary Compensation Table

None of our officers or directors received compensation from for the year ended December 31, 2011. We have no employment agreement with any officer, director or employee, other than the employment agreement with Rob Stone entered into in January 2012.

Pension, retirement or similar benefit plans

There are no annuity, pension or retirement benefits proposed to be paid to the officers or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Stock Option Grants

We did not grant any stock options to anyone during the most recent fiscal period ended December 31, 2011.

 Outstanding Equity Awards at December 31, 2011

There were no outstanding equity awards at December 31, 2011.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

Common Stock

The following tables set forth the ownership, as of April 2, 2012, of our common stock by each person (including any group) known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. As of April 2, 2012, there were 30,486,000 shares of common stock outstanding and no preferred stock outstanding. All ownership listed below relates to our $.0001 par value common stock. Each stockholder's address is in care of our company at 1384 Broadway, New York, New York 10018.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage After Offering (3)

Common Stock	Ruben Azrak(1)(4)	10,007,200	32.8%
Common Stock	Charles Azrak(1)	3,104,600	10.2%
Common Stock	Victor Azrak(1)	3,104,600	10.2%
Common Stock	Sarah Azrak(1)	3,104,600	10.2%
Common Stock	Azrak Family 2010 Irrevocable Trust1(6)	6,902,600	22.6%
Common Stock	Joseph Azrak(1)	2,800,000	9.2%
Common Stock	Mark Salaman(2)	1,807,000	5.9%
Common Stock	Dennis Ringer	2,308,000	7.6%
	All officers and Directors as a group (3 persons)	22,121,000	72.6%

1 Victor and Charles Azrak are the sons of Ruben and Sarah Azrak and Joseph Azrak is the cousin of Ruben Azrak.

2 Mark Salaman’s brothers, Steven Salaman and Michael Salaman, own 1,000,000 and 500,000 shares respectively, of our common stock. The share ownership listed in the chart above for Mark Salaman does not include shares owned by his brothers.

3 A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

4 Ruben Azrak has voting and investment power over the shares owned by the Azrak Family 2010 Irrevocable Trust. The Shares that are shown as owned by Ruben Azrak include 3,104,600 that are issued in the name of Ruben Azrak and 6,902,600 that are owned by Azrak Family 2010 Irrevocable Trust.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.

Beneficial Ownership Reporting Compliance

Although Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than five percent of a Company’s securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock upon the Company becoming a fully reporting company under the Exchange Act by the Company filing a Form 8-A, we have not registered any class of securities under Section 12 of the Exchange Act and accordingly are not subject to such rules.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

Item 13.Certain Relationships and Related Transactions.

The following sets forth certain transactions involving us and our directors, executive officers and affiliates.

Other than the arrangements described under “Executive Compensation,” and “Material Agreements” there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

We do not have a formal written policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. Our board members will are responsible for review, approval and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5.0% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing.

Conflicts Of Interest

Our directors and officers are and may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.  There exist potential conflicts of interest including allocation of time between us and their other business activities.

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

ITEM 14.Principal Accountant Fees and Services.

a.	Audit Fees: Aggregate fees billed by Connolly, Grady & Cha, P.C. for professional services rendered for the audit of our annual financial statements, additional acquisition related audit and review services, and reviews of our interim financial statements for the years ended December 31, 2011 and December 31, 2010 were $13,995 and $8,000 respectively.

b.	Audit-Related Fees: Fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the year ended December 31, 2011 and December 31, 2010 were $3,400 and $0 respectively.

c.	Tax Fees: Aggregate fees billed by Sasserath & Zoraian, LLC for tax services for the year ended December 31, 2011 and December 31, 2010 were $0 and $0 respectively.

d.	All Other Fees: Aggregate fees billed by Connolly, Grady & Cha, P.C. for professional services other than those described above were $0 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

The exhibits to this report required to be filed pursuant to Item 15(b) are listed below and in the “Exhibit Index” attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL CORPORATION

April 9, 2012	By:	/s/Ruben Azrak
Ruben Azrak
Chief Executive Officer
Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 9, 2012.

/s/Ruben Azrak	Chief Executive Officer, Chief Financial Officer,
Ruben Azrak	Principal Executive Officer, Principal Financial and
Accounting Officer, Chairman of the Board

/s/Victor Azrak	Vice-President and Director
Victor Azrak

/s/ Charles Azrak	Vice President, Secretary and Director
Charles Azrak

EXHIBIT INDEX

Exhibit No.	Exhibit

Exhibit No.	Description
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.
32.1	Certification pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Coproation
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Excel Corporation

(A Development Stage Company)

December 31, 2011

Excel Corporation

A Development Stage Company

December 31, 2011

Contents

Page

Report of Independent Registered Public Accounting Firm	2

Financial Statements

Balance Sheet, December 31, 2011 and December 31, 2010	3

Statement of Operations
For the Year Ended December 31, 2011 and the Period From November 13, 2010 (Date of Inception) to December 31, 2010 and From Inception, November 13, 2010 through December 31, 2010	4

Statement of Stockholders' Equity
From Inception, November 13, 2010 through December 31, 2010	5

Statement of Cash Flows
For the Year Ended December 31, 2011 and the Period From November 13, 2010 (Date of Inception) to December 31, 2010 and From Inception, November 13, 2010 through December 31, 2010	6 - 7

Notes to Financial Statements	8 - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Excel Corporation

1384 Broadway

17th Floor

New York, New York 10018

We have audited the accompanying balance sheets of Excel Corporation (a Delaware corporation)

(A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011 and for the period November 13, 2010 (date of inception) to December 31, 2010. Excel Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the for the year ended December 31, 2011 and for the period November 13, 2010 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

March 29, 2011

2.

Excel Corporation

(A Development Stage Company)

Balance Sheet

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$473,058	$40,722

OTHER ASSETS
License agreements	200,000

Total assets	673,058	40,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	38,883
Note payable	120,000
Corporate taxes payable	2,900
	161,783

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares authorized 30,486,000 and 28,986,000 issued and outstanding as of December 31, 2011 and 2010	3,049	2,899
Additional paid-in capital	575,267	38,573
Deficit accumulated during the developmental stage	(67,041)	(750)

Total stockholders’ equity	511,275	40,722

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$673,058	$40,722

See accompanying notes and accountant’s report.

3.

Excel Corporation

(A Development Stage Company)

Statement of Operations

	For the Year	From November	From Inception on
	Ended	13, 2010 (date of	November 13, 2010
	December 31,	inception) to	through
	2011	December 31, 2010	December 31, 2011
REVENUES
Revenue	$	$	$

Less: Cost of sales
Gross profit	-0-	-0-	-0-

EXPENSES
Filing fees	12,000	750	12,750
Edgar filing fees	7,251		7,251
Transfer agent fees	3,100		3,100
Legal and accounting	40,645		40,645
NYS filing fees	185		185
Bank charges	25		25
Miscellaneous	125		125
Total expenses	63,331	750	64,081

Net loss before income taxes	(63,331)	(750)	(64,081)

Income Taxes
Current	2,960		2,960
Deferred
Total income taxes	2,960		2,960

Net (Loss)	$(66,291)	$(750)	$(67,041)

(Loss) per share
Basic	(.00222)	(.00003)	(.00225)

Weighted average shares outstanding
Basic	29,813,436	28,986,000	29,813,436

See accompanying notes and accountant’s report.

4.

Excel Corporation

(A Development Stage Company)

Statement of Stockholders’ Equity

From November 13, 2010 (Date of Inception) to December 31, 2011

							Deficit
							Accumulated
						Additional	During the
	Preferred Stock		Common Stock			Paid-In	Development
	Shares	Amount	Shares	Amount		Capital	Stage

Balance, November 13, 2010		$		$		$	$

Issuance of common stock for cash at $.002 per share			28,986,000		2,899	55,073

Less: Stock offering costs						(16,500)

Net loss from inception on November 13, 2010 to December 31, 2010							(750)

Balance, December 31, 2010		$	28,986,000		$2,899	$38,573	$(750)

Issuance of common stock for cash at $.40 per share			1,500,000		150	599,850

Less: Stock offering costs						(63,156)

Net loss for the year ended December 31, 2011							(66,291)

Balance, December 31, 2011		$	30,486,000		$3,049	$575,267	$(67,041)

See accompanying notes and accountant’s report.

5.

Excel Corporation

(A Development Stage Company)

Statement of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Year	From November	From Inception on
	Ended	13, 2010 (date of	November 13, 2010
	December 31,	inception) to	through
	2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(66,291)	$(750)	$(67,041)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in taxes payable	2,900		2,900
Increase in accounts payable	38,883		38,883
Net cash used in operating activities	(24,508)	(750)	(25,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	150	2,899	3,049
Increase in additional paid in capital	536,694	38,573	575,267
Increase in note payable	120,000		120,000
Net cash provided by financing activities	656,844	41,472	698,316

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in licensing agreements	(200,000)		(200,000)
Net cash used in investing activities	(200,000)		(200,000)

Net Increase (Decrease) in Cash and Cash Equivalents	432,336	40,722	473,058

Cash and Cash Equivalents, Beginning of Period	40,722
Cash and Cash Equivalents, End of Period	$473,058	$40,722	$473,058

(Continued)

6.

Excel Corporation

(A Development Stage Company)

Statement of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Year	From November	From Inception on
	Ended	13, 2010 (date of	November 13, 2010
	December 31,	inception) to	through
	2011	December 31, 2010	December 31, 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Taxes	$60	$	$60
Interest	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

For the period ended December 31, 2011	NONE	NONE	NONE

See accompanying notes and accountant's report.

7.

Excel Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation.

The Company currently is considered a development stage company as defined by FASB ASC 915-205-45-6. The Company is currently devoting substantially all of its efforts in acquiring, developing and licensing brands in a broad range of product categories. The Company also intends to acquire, develop and license select brands where the brand name can be leveraged into new categories. The Company’s objective is to develop a diversified portfolio of iconic consumer brands by issuing licenses and then organically growing the existing portfolio, licensing new brands and entering into joint ventures or other partnerships with the goal of leveraging the experience of management in the license of branded merchandise.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Date of Management’s Review of Subsequent Events

Subsequent events were considered through March 30, 2012, which is the date the financial statements were available to be issued.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Revenue Recognition

The Company’s revenue will consist of fees from licenses issued. Revenues will include royalties and brand fund contributions which will be based on a percent of sales and an initial license fee. Royalties, license fees and brand fund contributions will be recognized in the period earned.

8.

Excel Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards.

The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

9.

Excel Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

4.	FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1:	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3:	Level 3 inputs are unobservable inputs.

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Payable, and Corporate Tax Payable

The items are generally short-term in nature, and accordingly, the carrying amounts reported in the consolidated statements of financial condition are reasonable approximations of their fair values.

10.

Excel Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

4.	FAIR VALUE MEASUREMENT (Continued)

License Agreements and Note Payable

The carrying amounts approximate the fair value.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2011, the Company has available unused operating loss carryforwards of approximately $65,000 which may be applied against future taxable income which expires in various years between 2025 and 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards. The Company has established a valuation allowance equal to the effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

6.	STOCKHOLDERS' EQUITY

At December 31, 2011, the Company had 210,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.

7.	STOCK OPTIONS

Under the Company's stock option plan, the Company may grant incentive and non statutory options to employees, non employee members of the Board and consultants and other independent advisors who provide services to the Corporation. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares. Awards under this plan are made by the Board of Directors or a committee of the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market value on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant. As of December 31, 2011, no options have been issued.

11.

Excel Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

8.	RELATED PARTY TRANSACTIONS

In December 2010, officers of the Company purchased 21,121,000 shares of the Company or 75% of the stock issued.

9.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented, as the Company as of December 31, 2011 issued no options and no warrants which would have had an antidilutive effect on earnings.

The following is a reconciliation of the numerators and denominators of the basic per share calculation for the year ended December 31, 2011 and for the period November 13, 2010 (date of inception) through December 13, 2010.

			From Inception on
		November 13,	November 13, 2010
		2010 through	through
	2011	December 31, 2010	December 31, 2011
Loss from continuing operations available to common stockholders	(66,291)	(750)	(67,041)

Weighted average number of common shares outstanding used in earnings per share during the period	29,813,436	28,986,000	29,813,436

Loss per common share	(.00222)	(.00003)	(.00225)

10.	LICENSING AGREEMENTS

Stand up to Cancer Agreement

On September 2, 2011, Excel Corporation, the “Licensee”, entered into a License Agreement with the Entertainment Industry Foundation, the “Licensor”, in which the Licensor granted the Licensee the exclusive right to manufacture, advertise, and distribute licensed products in a Territory as defined in the License Agreement. The term of the License Agreement commences on the effective date “September 2, 2011 and expires on December 31, 2014.

12.

Excel Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

10.	LICENSING AGREEMENTS (Continued)

The Agreement calls for the Licensee to pay the Licensor royalties based on six percent (6%) of net sales as defined in the Agreement. The Licensee was required and paid a “Guaranteed Minimum Royalty and Advance” of $50,000 upon execution of the agreement (September 2, 2011). Another $50,000 advance is due August 1, 2012. These Royalty deposits will be applied against royalties to be paid to the Licensor.

Provided that the Licensee is not in default of the Agreement, an additional two year renewal option is available with the same term and conditions which calls for an additional Guaranteed Minimum Royalty amount of $250,000 to be paid during the first year of the renewal term ending December 31, 2015.

Master License Agreement (Michael Vick)

On June 9, 2011, Excel Corporation “the Licensee” entered into a Master License Agreement with Michael Vick, “the Licensor”, which grants the Licensee an exclusive twenty-five year license to use the name and mark, referred to as the “Marks” pursuant to the “Master License” throughout the world. The license granted under the agreement is royalty free, provided that the Licensor is reimbursed for funds expended in registering, securing, acquiring, maintaining, or protecting the Mark.

In addition, the Licensor retains the absolute right to approve the design, content, packaging, and all other product characteristics utilized in the licensed Mark.

Sales Agreement (Billy Martin)

On October 21, 2011, Excel Corporation entered into an Agreement of Sale with Real American Capital Corp to purchase the assets of the business known as “Billy Martin’s”, collectively the “Assets”. The assets include the following:

1.	All rights, title and interest in and under the trademarks including all claims associated with the license, the “Trademarks”.
2.	The right, title and interest of the Seller in the name of Billy Martin’s, the “Name”.
3.	Any goodwill associated with the trademark, the “Goodwill”.
4.	Any furniture, furnishings, fixtures, “fixtures and equipment”, as defined in the agreement.

The purchase price for the assets above is $150,000 due as follows:

1.	$30,000 due at closing, October 24, 2011. – (Paid)
2.	An additional $120,000 at closing (October 24, 2011) by the execution of a Promissory Note by the Purchaser to the seller. This note calls for $30,000 payments at zero percent interest (0%) commencing October 17, 2012, and continuing on the 17th of October of each succeeding year, until Note is paid.

13.

Excel Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

11.	SUBSEQUENT EVENTS (Continued)

On January 23, 2012 Excel Corporation’s wholly owned subsidiary, XL Fashions Inc. entered into an Agreement with Orix Venture Finance. Pursuant to the Agreement, XL Fashions acquired a $3.4 Million dollar senior secured loan and warrant from Orix to purchase Class A Preferred Units of e-Fashions Solutions, LLC (“e-Fashions”). Orix was E-Fashions senior secured lender and the loan is secured by all assets of e-Fashions.

As part of the Agreement, Orix assigned registration rights to XL Fashions requiring e-Fashions to register the securities underlying the warrant. The purchase price paid by XL for the loan, warrant and related rights was $1,050,000 less a deposit of $20,120 received by Orix in January 2012.

The funds that XL Fashions utilized for the acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share. The shares will convert on a one for one basis for shares of common stock upon the closing of the acquisition of e-Fashions. The loan is secured by all the assets of e-Fashions.

14.