Form 10-Q
period 2012-03-31
Excel Corp
filed 2012-05-21
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

___________________

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

The number of shares common stock, $.0001 par value, outstanding as of May 17, 2012 was 30,486,000.

Excel Corporation

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of March 31, 2012 and December 23, 2011	3

	Consolidated Statements of Operations for the three months ending March 31, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through March 31, 2012 (unaudited)	4

	Consolidated Statement of stockholders Equity for the three months ended March 31, 2012	5

	Consolidated Statements of Cash Flows for the three-month period ended March 31, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through March 31, 2012 (unaudited)	6-7

	Notes to Financial Statements (unaudited)	8-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits	18

Signatures		19

Exhibit Index		20

Excel Corporation and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$669,039	$473,058

OTHER ASSETS
License agreements	200,000	200,000
Note receivable	1,050,000
	1,250,000	200,000

Total assets	1,919,039	673,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	37,911	38,883
Accrued expenses	82,231
Note payable	120,000	120,000
Corporate taxes payable	149	2,900
	240,291	161,783

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares authorized 30,486,000 issued and outstanding	3,049	3,049
Additional paid-in capital	575,267	575,267
Deficit accumulated during the developmental stage	(224,568)	(67,041)
Total stockholders’ equity	353,748	511,275

Accumulated minority interest	1,325,000

Total Equity	1,678,748	511,275

Total Liabilities and Stockholders’ Equity	$1,919,039	$673,058

See notes to the unaudited consolidated financial statements.

 Excel Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

					From Inception on
					November 13, 2010
	Three Months Ended				through
	March 31, 2012		March 31, 2011		March 31, 2012
REVENUES
Revenue	$		$		$

Less: Cost of sales
Gross profit		-0-		-0-	-0-

EXPENSES
Filing fees		1,000		1,400	13,935
Edgar filing fees		2,175			9,426
Advertising		11,472			11,472
Telephone		836			836
Outside services		40,231			40,231
Transfer agent fees		2,075			5,175
Legal and accounting		96,808			137,453
Automobile		877			877
Bank charges		113			138
Miscellaneous		1,940			2,065
Total expenses		157,527		1,400	221,608

Net loss before income taxes		(157,527)		(1,400)	(221,608)

INCOME TAXES
Current					2,960
Deferred
Total income taxes					2,960

Net (Loss)		$(157,527)		$(1,400)	$(224,568)

(Loss) per common share		(0.00517)		(0.00005)	(0.00737)

See notes to the unaudited consolidated financial statements.

 Excel Corporation

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2012

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Balance -
December 31, 2011		$	30,486,000	$3,049	$575,267	$(67,041)

Net loss -
January 1, 2012 to
March 31, 2012						(157,527)

Balance -
March 31, 2012		$	30,486,000	$3,049	$575,267	$(224,568)

See notes to the unaudited consolidated financial statements.

 Excel Corporation

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			From Inception on
			November 13, 2010
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,527)	$(1,400)	$(224,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in taxes payable	(2,751)		149
Decrease in accounts payable	(972)		37,911
Increase in accrued expenses	82,231		82,231
Net cash (used in) operating activities	(79,019)	(1,400)	(104,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interest	1,325,000		1,325,000
Issuance of common stock		182,722	3,049
Increase in additional paid in capital			575,267
Increase in note payable			120,000
Net cash provided by financing activities	1,325,000	182,722	2,023,316

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in note receivable	(1,050,000)		(1,050,000)
Increase in licensing agreement			(200,000)
Net cash (used in) provided by investing activities	(1,050,000)	-0-	(1,250,000)

Net Increase in Cash and Cash Equivalents	195,981	181,322	669,039

Cash and Cash Equivalents – Beginning of Period	473,058	40,722	0

Cash and Cash Equivalents – End of Period	$669,039	$222,044	$669,039

 Excel Corporation

(A Development Stage Company)

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

(Continued)

From Inception on
November 13, 2010
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$2,751	$-0-	$2,751
Interest	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
For the period ended March 31, 2012	NONE	NONE	NONE

See notes to the unaudited consolidated financial statements.

Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation. The Company owns 100% of the common stock of XL Fashions, Inc. (subsidiary). The Company is considered a development stage company as defined by FASB ASC 915-205-45-6. The Company is currently devoting substantially all of its efforts in acquiring, developing and licensing brands in a broad range of product categories. The Company also intends to acquire, develop and license select brands where the brand name can be leveraged into new categories. The Company’s objective is to develop a diversified portfolio of iconic consumer brands by issuing licenses and then organically growing the existing portfolio, licensing new brands and entering into joint ventures or other partnerships with the goal of leveraging the experience of management in the license of branded merchandise.

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

Date of Management’s Review of Subsequent Events

The Company has evaluated subsequent events through the filing date of this report and determined that there were no recognized or non-recognized subsequent events to report.

Basis of Consolidation

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company include the accounts of Excel Corporation and its subsidiary, XL Fashions, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

 Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

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

Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

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

 Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

4.	FAIR VALUE MEASUREMENT (Continued)

Note Receivable

The carrying amount approximates the fair value.

License Agreements and Note Payable

The carrying amounts approximate the fair value.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2012, the Company has available unused operating loss carryforwards of approximately $67,000 which may be applied against future taxable income which expires in various years between 2025 and 2026.

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

At March 31, 2012, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.

7.	STOCK OPTIONS
Under the Company's stock option plan, the Company may grant incentive and non statutory options to employees, non employee members of the Board and consultants and other independent advisors who provide services to the Corporation. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares. Awards under this plan are made by the Board of Directors or a committee of the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market value on the day of the grant. Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant. As of March 31, 2012, no options have been issued.

Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

8.	RELATED PARTY TRANSACTIONS

In December 2010, officers of the Company purchased 21,121,000 shares of the Company or 75% of the stock issued.

9.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented as of March 31, 2012 because it would have had an antidilutive effect on earnings.

The following is a reconciliation of the numerators and denominators of the basic per share calculation for the three months ended March 31, 2012 and 2011 and for the period November 13, 2010 (date of inception) through March 31, 2012.

			November 13, 2010
			(date of inception)
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
Loss from continuing operations available to common stockholders	(162,027)	(1,400)	(224,568)

Weighted average number of common shares outstanding used in earnings per share during the period	30,486,000	30,486,000	30,486,000

Loss per common share	(.00531)	(.00005)	(.00737)

10.	LICENSING AGREEMENTS

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

Excel Corporation

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

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

Excel Corporation

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

10.	LICENSING AGREEMENTS (Continued)

Representation Agreement (Soupman Inc.)

On February 4, 2012, Excel Corporation entered into an Agreement with Soupman, Inc. (Principal). Pursuant to the agreement, the Principal has designated Excel as the exclusive licensing agent in the Territory, as defined in the Agreement. As licensing agent, Excel Corp will negotiate and service licensing agreements on behalf of the Principal.

As compensation, Excel will receive 25% of all licensing revenue from agreements executed pursuant to the terms of the Representation Agreement and five percent (5%) of other licensing revenue as defined in the Agreement. All payments from License Agreements are made payable to the Principal and after such payment, the Agent (Excel Corp) will be paid the commission as indicated above.

The initial term of the Agreement is for one year and automatically renews provided that the Agent has submitted to the Principal a minimum of five potential license applications. Subsequent to the second year, the Agreement will terminate unless extended by written agreement.

Licensing Agreement (Camuto Consulting)

On February 21, 2012, Excel Corporation entered into an Agreement with Camuto Consulting, Inc. (the “Company”), in which the Company engaged Excel Corp as the Licensing Agent to identify and secure licenses as applicable. The Agreement is for a one year term and expires February 28, 2013.

Compensation to the Licensing Agent pursuant to the agreement is as follows:

1)	Commissions payable at six and a half (6.5%) on Royalties earned and received by the Company during the first term of solicited agreements with eligible Licensees that are executed.

2)	Commissions payable at five (5%) on Royalties earned and received by the Company during any renewal term of solicited agreements with eligible Licensees that are executed.

Licensing Agreement (Benedetto Arts, LLC)

On May 3, 2012 Excel Corporation entered into an Agreement with Bendetto Arts, LLC (“BA”), in which BA will utilize Excel Corp as an independent contractor for the solicitation of licensing opportunities. As compensation for its services, Excel will receive a commission based on 20% of Gross Revenue as defined in the Agreement.

The term of the Agreement is for one year commencing on May 3, 2012 with an option to extend if both parties agree. In addition, if Excel Corp does not deliver three business opportunities from the May 3, 2012 date, BA has the right to terminate the Agreement.

Excel Corporation

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012

11.	NOTE RECEIVABLE

On January 23, 2012, Excel Corporation’s wholly owned subsidiary, XL Fashions Inc. entered into an Agreement with Orix Venture Finance. Pursuant to the Agreement, XL Fashions acquired a $3.4 Million dollar senior secured loan and warrant from Orix to purchase Class A Preferred Units of e-Fashions Solutions, LLC (“e-Fashions”). Orix was E-Fashions senior secured lender and the loan is secured by all assets of e-Fashions.

As part of the Agreement, Orix assigned registration rights to XL Fashions requiring e-Fashions to register the securities underlying the warrant. The purchase price paid by XL for the loan, warrant and related rights was $1,050,000. As of March 31, 2012, XL has a balance of $20,120 payable to Orix for the purchase of the Note Receivable.

The funds that XL Fashions utilized for the acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share. The shares will convert on a one for one basis for shares of common stock of the parent (Excel Corporation) upon the closing of the acquisition of e-Fashions. The loan is secured by all the assets of e-Fashions.

12.	MINORITY INTEREST

Minority interest consists of the stockholders who hold the preferred stock of XL Fashions, Inc.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Overview

The Company has been in a developmental phase since inception and had no revenues from operations for the period from inception, November 13, 2010 through March 31, 2012.

Losses for the period ended March 31, 2012 was $157,527 compared to a loss of $1,400 for the period ended March 31, 2011. Paid In Capital for the period ended March 31, 2012 was $575,267.

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

Results of Operations

During the three months ended March 31, 2012, we had a loss of $157, 527 compared to a loss of $1,400 for the three months ended March 31, 2011.

During the three months ended March 31, 2012, we had general and administrative expenses of $157,527 compared to $1,400 for the three months ended March 31, 2011.

Liquidity and Capital Resources

On March 31, 2012, we had positive working capital of $428,748. While we expect that this may be sufficient to operate our business through the end of 2012, there can be no assurance that we will not need additional capital for operations. If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

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

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 5. Other Information

Representation Agreement (Soupman Inc.)

On February 4, 2012, Excel Corporation entered into an Agreement with Soupman, Inc. (Principal). Pursuant to the agreement, the Principal has designated Excel as the exclusive licensing agent in the Territory, as defined in the Agreement. As licensing agent, Excel Corp will negotiate and service licensing agreements on behalf of the Principal.

As compensation, Excel will receive 25% of all licensing revenue from agreements executed pursuant to the terms of the Representation Agreement and five percent (5%) of other licensing revenue as defined in the Agreement. All payments from License Agreements are made payable to the Principal and after such payment, the Agent (Excel Corp) will be paid the commission as indicated above.

The initial term of the Agreement is for one year and automatically renews provided that the Agent has submitted to the Principal a minimum of five potential license applications. Subsequent to the second year, the Agreement will terminate unless extended by written agreement.

Licensing Agreement (Camuto Consulting)

On February 21, 2012, Excel Corporation entered into an Agreement with Camuto Consulting, Inc. (the “Company”), in which the Company engaged Excel Corp as the Licensing Agent to identify and secure licenses as applicable. The Agreement is for a one year term and expires February 28, 2013.

Compensation to the Licensing Agent pursuant to the agreement is as follows:

1)	Commissions payable at six and a half (6.5%) on Royalties earned and received by the Company during the first term of solicited agreements with eligible Licensees that are executed.

2)	Commissions payable at five (5%) on Royalties earned and received by the Company during any renewal term of solicited agreements with eligible Licensees that are executed.

Licensing Agreement (Benedetto Arts, LLC)

On May 3, 2012 Excel Corporation entered into an Agreement with Bendetto Arts, LLC (“BA”), in which BA will utilize Excel Corp as an independent contractor for the solicitation of licensing opportunities. As compensation for its services, Excel will receive a commission based on 20% of Gross Revenue as defined in the Agreement.

The term of the Agreement is for one year commencing on May 3, 2012 with an option to extend if both parties agree. In addition, if Excel Corp does not deliver three business opportunities from the May 3, 2012 date, BA has the right to terminate the Agreement.

Item 6. Exhibits

10.1	Representation Agreement between Soupman Inc. and Excel Corporation dated February 4, 2012.

10.2	Licensing Agreement between Camuto Consulting, Inc. and Excel Corporation dated February 21, 2012.

10.3	Licensing Agreement between Bendetto Arts, LLC and Excel Corporation dated May 3, 2012.

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2012	EXCEL CORPORATION
(Registrant)

	By:	/s/ Ruben Azrak
Ruben Azrak
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ruben Azrak
Ruben Azrak
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

10.1	Representation Agreement between Soupman Inc. and Excel Corporation dated February 4, 2012.

10.2	Licensing Agreement between Camuto Consulting, Inc. and Excel Corporation dated February 21, 2012.

10.3	Licensing Agreement between Bendetto Arts, LLC and Excel Corporation dated May 3, 2012.

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

