Form 10-Q
period 2012-06-30
Excel Corp
filed 2012-08-20
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares common stock, $.0001 par value, outstanding as of August 17, 2012 was 30,486,000.

Excel Corporation

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of June 30, 2012 (unaudited) and December 31, 2011	5

	Consolidated Statements of Operations for the three and six months ending June 30, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through March 31, 2012 (unaudited)	6

	Consolidated Statement of Stockholders Equity for the six months ended June 30, 2012 (unaudited)	7

	Consolidated Statements of Cash Flows for the six-month period ended June 30, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through June 30, 2012 (unaudited)	8-9

	Notes to Unaudited Consolidated Financial Statements	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

Exhibit Index		21

2

Excel Corporation and Subsidiary

(A Development Stage Company)

June 30, 2012

Excel Corporation and Subsidiary

A Development Stage Company

June 30, 2012

Contents

Page

Financial Statements

Consolidated Balance Sheet at June 30, 2012 (unaudited) and December 31, 2011	5

Consolidated Statements of Operations
For the three and six months ending June 30, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through March 31, 2012 (unaudited)	6

Consolidated Statement of Stockholders' Equity
For the six months ending June 30, 2012 (unaudited)	7

Consolidated Statement of Cash Flows
For the six months ending June 30, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through June 30, 2012 (unaudited)	8-9

Notes to Unaudited Consolidated Financial Statements	10-17

Excel Corporation and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,730,364	$473,058

OTHER ASSETS
License agreements	200,000	200,000

Total assets	1,930,364	673,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	14,478	38,883
Accrued expenses	94,805
Note payable	120,000	120,000
Corporate taxes payable	149	2,900
	229,432	161,783

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares authorized 30,486,000 issued and outstanding	3,049	3,049
Additional paid-in capital	575,267	575,267
Deficit accumulated during the developmental stage	(202,384)	(67,041)
Total stockholders’ equity	375,932	511,275

Accumulated minority interest	1,325,000

Total Equity	1,700,932	511,275

Total Liabilities and Stockholders’ Equity	$1,930,364	$673,058

See notes to the unaudited consolidated financial statements.

Excel Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

									From Inception
	Three Months Ended				Six Months Ended				November 13, 2010
	June 30,				June 30,				through
	2012		2011		2012		2011		June 30, 2011

REVENUES
Less: Cost of sales	$		$		$		$		$
Gross profit		-0-		-0-		-0-		-0-	-0-

EXPENSES
Filing fees		1,317		3,260		2,317		4,660	15,252
Edgar filing fees						2,175			9,426
Advertising		26,910				38,382			38,382
Telephone		150				986			986
Outside services		57,378				99,549			99,674
Transfer agent fees		362				2,437			5,537
Legal and accounting		44,280				141,088			181,733
Automobile		854				1,731			1,731
Bank charges		50				163			188
Miscellaneous		1,500				1,500			1,500
Total expenses		132,801		3,260		290,328		4,660	354,409

Net loss before other income and income taxes		(132,801)		(3,260)		(290,328)		(4,660)	(354,409)

OTHER INCOME
Gain on sale of note receivable		154,985				154,985			154,985

Net income (loss) before income taxes		22,184		(3,260)		(135,343)			(199,424)

INCOME TAXES
Current									2,960
Deferred
Total income taxes		-0-		-0-		-0-		-0-	2,960

Net Income (Loss)		$22,184		$(3,260)		$(135,343)		$(4,660)	$(202,384)

(Loss) per common share		.00073		(.00011)		(.00444)		(.00016)	(.00664)

See notes to the unaudited consolidated financial statements.

Excel Corporation

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2012

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage

Balance -
December 31, 2011		$	30,486,000	$3,049	$575,267	$(67,041)

Net loss -
January 1, 2012 to
June 30, 2012						(135,343)

Balance -
June 30, 2012		$	30,486,000	$3,049	$575,267	$(202,384)

See notes to the unaudited consolidated financial statements.

Excel Corporation

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			From Inception on
			November 13, 2010
	Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,343)	$(4,660)	$(202,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in taxes payable	(2,751)		149
Decrease in accounts payable	(24,405)		14,478
Increase in accrued expenses	94,805		94,805
Net cash (used in) operating activities	(67,694)	(4,660)	(92,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interest	1,325,000		1,325,000
Issuance of common stock			3,049
Increase in additional paid in capital			575,267
Increase in note payable			120,000
Net cash provided by financing activities	1,325,000	-0-	2,023,316

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in licensing agreement			(200,000)
Net cash (used in) provided by investing activities	-0-	-0-	(200,000)

Net Increase (Decrease) in Cash and Cash Equivalents	1,257,306	(4,660)	1,730,364

Cash and Cash Equivalents – Beginning of Period	473,058	40,722	-0-

Cash and Cash Equivalents – End of Period	$1,730,364	$36,062	$1,730,364

Excel Corporation

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

(Continued)

From Inception on
November 13, 2010
	Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Taxes	$2,751	$-0-	$2,751
Interest	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
For the period ended June 30, 2012	NONE	NONE	NONE

See notes to the unaudited consolidated financial statements.

Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

June 30, 2012

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation. The Company owns 100% of the common stock of XL Fashions, Inc. (subsidiary). The Company is considered a development stage company as defined by FASB ASC 915-  205-45-6. The Company is currently devoting substantially all of its efforts in acquiring, developing and licensing brands in a broad range of product categories. The Company also intends to acquire, develop and license select brands where the brand name can be leveraged into new categories. The Company’s objective is to develop a diversified portfolio of iconic consumer brands by issuing licenses and then organically growing the existing portfolio, licensing new brands and entering into joint ventures or other partnerships with the goal of leveraging the experience of management in the license of branded merchandise.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  However, all adjustments that are, in the opinion of management necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Excel Corporation and Subsidiary (the “Company”) included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

June 30, 2012

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

June 30, 2012

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

Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

June 30, 2012

4.	FAIR VALUE MEASUREMENTS (Continued)

License Agreements and Note Payable

The carrying amounts approximate the fair value.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2012, the Company has available unused operating loss carryforwards of approximately $67,000 which may be applied against future taxable income which expires in various years between 2025 and 2026.

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

At June 30, 2012, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.

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

Excel Corporation and Subsidiary

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

June 30, 2012

8.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares. Dilutive loss per share was not presented as of June 30, 2012 because it would have had an antidilutive effect on earnings.

The following is a reconciliation of the numerators and denominators of the basic per share calculation for the six months ended June 30, 2012 and for the period November 13, 2010 (date of inception) through June 30, 2012.

		November 13, 2010
		(date of inception)
	Six Months Ended	through
	June 30, 2012	June 30, 2012
Loss from continuing operations available to common stockholders	(135,343)	(202,384)

Weighted average number of common shares outstanding used in earnings per share during the period	(30,486,000)	(30,486,000)

Loss per common share	(.00444)	.00664

9.	LICENSING AGREEMENTS

Stand up to Cancer Agreement

On September 2, 2011, Excel Corporation, the “Licensee”, entered into a License Agreement with the Entertainment Industry Foundation, the “Licensor”, in which the Licensor granted the Licensee the exclusive right to manufacture, advertise, and distribute licensed products in a Territory as defined in the License Agreement. The term of the License Agreement commences on the effective date September 2, 2011 and expires on December 31, 2014.

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

Excel Corporation

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

June 30, 2012

9.	LICENSING AGREEMENTS (Continued)

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

Excel Corporation

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

June 30, 2012

9.	LICENSING AGREEMENTS (Continued)

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

Excel Corporation

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

June 30, 2012

10.	NOTE RECEIVABLE

Assignment Agreement – January 23, 2012

On January 23, 2012, Excel Corporation’s wholly owned subsidiary, XL Fashions, Inc. entered into an Agreement with Orix Venture Finance. Pursuant to the Agreement, XL Fashions acquired a $3.4 Million dollar senior secured loan and warrant from Orix to purchase Class A Preferred Units of e-Fashions Solutions, LLC (“e-Fashions”). Orix was e-Fashions senior secured lender and the loan is secured by all assets of e-Fashions.

As part of the Agreement, Orix assigned registration rights to XL Fashions requiring e-Fashions to register the securities underlying the warrant. The purchase price paid by XL for the loan, warrant and related rights was $1,029,880.

The funds that XL Fashions utilized for the acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share. The shares will convert on a one for one basis for shares of common stock of the parent (Excel Corporation) upon the closing of the acquisition of e-Fashions. The loan is secured by all the assets of e-Fashions.

On April 24, 2012, XL Fashions initiated a lawsuit against e-Fashions which notified e-Fashions of an event of default under the loan and collected $250,000 which was due and owed on warrant and related rights that the Company had purchased from Orix (see above).

Loan Assignment Agreement

On June 25, 2012, the Company (XL Fashions, Inc.) entered into a Loan Assignment Agreement with Seacoast Holdings (e-Fashion Inc.). Pursuant to the Agreement, Seacoast Holdings acquired the Loan, Warrant and related rights from XL Fashions, Inc. for $925,000 which the Company originally acquired from Orix pursuant to an Assignment Agreement dated January 23, 2012 (see above).

The purchase price paid by e-Fashions for the Loan, Warrant and related rights on June 27, 2012 was $925,000.

11.	MINORITY INTEREST

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Overview

We have been in a developmental phase since inception and had no revenues from operations for the period from inception, November 13, 2010 through June 30, 2012.

On May 3, 2012, we entered into an Agreement with Bendetto Arts, LLC (“BA”), in which BA will utilize us as an independent contractor for the solicitation of licensing opportunities. As compensation for its services, we will receive a commission based on 20% of gross revenue. The term of the agreement is for one year with an option to extend if both parties agree.

On June 25, 2012, our subsidiary XL Fashions, Inc. entered into a Loan Assignment Agreement with Seacoast Holdings (e-Fashion Inc.). Pursuant to the agreement, Seacoast Holdings acquired the Loan, Warrant and related rights from XL Fashions, Inc. for $925,000 which was originally acquired pursuant to an Assignment Agreement dated January 23, 2012. The purchase price paid by e-Fashions for the Loan, Warrant and related rights on June 27, 2012 was $925,000.

Results of Operations for the three and six month periods ending June 30, 2012 and 2011

During the three months ended June 30, 2012, we had net income of $22,184 based on the loan assignment described above compared to a net loss of $3,260 for the three months ended June 30, 2011.

During the three months ended June 30, 2012, we had general and administrative expenses of $132,801 compared to $3,260 for the three months ended June 30, 2011. Expenses for the three month period ended June 30, 2012 consisted of; Advertising $26,910; Filing fees $1,317; Legal and accounting fees $44,280; Outside Services $57,378; Telephone $150; Transfer Agent fees $362; Automobile $854; Bank Charges $50 and Miscellaneous $1,500.

During the six months ended June 30, 2012, we had net loss of $135,343 compared to a net loss of $4,660 for the six months ended June 30, 2011.

During the six months ended June 30, 2012, we had general and administrative expenses of $290,328 compared to $4,660 for the six months ended June 30, 2011. Expenses for the six month period ended June 30, 2012 consisted of; Advertising $38,382; Filing fees $2,317; Edgar filing fees $2,175; Legal and accounting fees $141,088; Outside Services $99,549; Telephone $986; Transfer Agent fees $2,437; Automobile $1,731; Bank Charges $163 and Miscellaneous $1,500.

Liquidity and Capital Resources

On June 30, 2012, we had positive working capital of $1,500,932. While we expect that this may be sufficient to operate our business through the end of 2012, there can be no assurance that we will not need additional capital for operations. If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

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

PART II - OTHER INFORMATION

Item 5. Other Information

None

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

Date: August 20, 2012	EXCEL CORPORATION
(Registrant)

	By:	/s/ Ruben Azrak
Ruben Azrak
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ruben Azrak
Ruben Azrak
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ruben Azrak, Chief Executive Officer and Principal Accounting Officer of Excel Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

