Form 10-Q
period 2012-09-30
Excel Corp
filed 2012-11-26
CIK 1512890

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 333-173702

Excel Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-3955524
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

595 Fifth Avenue, Suite 1101, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

212-377-0100
(Registrant’s telephone number, including area code)

1384 Broadway, 17th Floor, New York, NY 10018
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

The number of shares common stock, $.0001 par value, outstanding as of November 21, 2012 was 31,573,745.

Excel Corporation

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of September 30, 2012 (unaudited) and December 31, 2011	F-3

	Consolidated Statements of Operations for the three and nine months ending September 30, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through September 30, 2012 (unaudited)	F-4

	Consolidated Statement of Stockholders Equity for the nine months ended September 30, 2012 (unaudited)	F-5

	Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2012 and 2011 (unaudited) and from inception on November 13, 2010 through September 30, 2012 (unaudited)	F-6

	Notes to Unaudited Consolidated Financial Statements	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	3

Item 4.	Controls and Procedures	3

PART II - OTHER INFORMATION

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

Exhibit Index		6

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 1A-Risk Factors” In Our Annual Report on Form 10K in the year ended December 31, 2011 as filed with the sec on April 11, 2012 and other reports filed with the Securities and Exchange Commission. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Readers are cautioned that actual results may differ from management’s expectations.

Excel Corporation and Subsidiary
(A Development Stage Company)
September 30, 2012

Explanatory Note: Excel Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q (the “Form 10-Q”) pursuant to Securities and Exchange Commission Release No. 68224 dated November 14, 2012. The Company was unable to complete  the Form 10-Q filing for the period ended September 30, 2012  due to the effects of Hurricane Sandy without unreasonable effort or expense. The Company’s personnel responsible for preparing its financial information, who are located in New York City, were unable to do so because of their inability to enter their offices and access electronic files for approximately 7 days. As a result of the impact of Hurricane Sandy, the Company and its personnel required additional time to complete its review of the financial statements for the quarterly period ended September 30, 2012 to be incorporated in the Form 10-Q.

Part 1. Financial Information

Item 1. Financial Statements

Excel Corporation
( A Development Stage Company)
Consolidated Balance Sheet

ASSETS	September 30,
	2012	December 31,
	(Unaudited)	2011
CURRENT ASSETS
Cash and equivilents	$1,274,766	$473,058
Note Receivable	60,000	-
Accrued Interest Receivable	602	-
Total Current Assets	1,335,368	473,058

OTHER ASSETS
License Agreements	200,000	200,000
Total assets	1,535,368	673,058

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	12,637	38,883
Accrued Expenses	93,929	-
Note Payable	120,000	120,000
Corporate Taxes Payable	149	2,900
	226,715	161,783

STOCKHOLDERS EQUITY
Preferred stock, $.0001 par value,10,000,000 shares
authorized, none issued and outstanding	-	-

Common stock, $.0001 par value, 200,000,000 shares
authorized $31,573,745 and 30,486,000 issued and outstanding at September 30, 2012 and December 31, 2011 respectively.	3,158	3,049

Additional paid-in capital	725,158	575,267

Deficit Accumulated during the development stage	(223,763)	(67,041)

Total Stockholders' Equity	504,553	511,275

Accumulated minority Interest	804,100	-

Total Equity	1,308,653	511,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,535,368	$673,058

See Notes to the unaudited consolidated financial statements.

Excel Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					From Inception November 13, 2010 through September 30, 2012
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Revenues	$-	$-	-	$-	-

Less: Cost of Sales	-	-	-	-	-
Gross profit	0	0	0	0	0

EXPENSES
Filing Fees	1,065	3,993	3,382	8,618	16,317
Edgar Filing Fees			2,175		9,426
Advertising	18,728		57,110		57,110
Telephone	117		1,104		1,104
Outside Services	67,486		167,034		167,034
Transfer Agent Fees	76		2,513		5,613
Legal and Accounting	19,877		160,965		201,610
Automobile	1,281		3,012		3,012
Bank Charges	49		213		238
Miscellaneous			1,499		1,624
Total Expenses	108,679	3,993	399,007	8,618	463,088

Net Loss before Other Income and Income Taxes	(108,679)	(3,993)	(399,007)	(8,618)	(463,088)

OTHER INCOME
Gain on Sale of Note Receivable	85,448		240,433		240,433
Referal Fee Income	1,250		1,250		1,250
Interest Income	602		602		602
Total Other Income	87,300	-	242,285	-	242,285

Net Income (Loss) before Income Taxes	(21,379)	(3,993)	(156,722)	(8,618)	(220,803)

INCOME TAXES
Current	-	-	-	-	2,960
Deferred	-	-	-	-	-
Total Income Taxes	-	-	-	-	2,960

Net Income (Loss)	(21,379)	$(3,993)	(156,722)	$(8,618)	(223,763)

(Loss) per Common Share	(0.00068)	$(0.00010)	(0.00508)	$(0.00030)	(0.00709)

See Notes to the unaudited consolidated financial statements.

Excel Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Unaudited)

						Deficit Accumulated During the Development Statge
					Additional Paid-In Capital
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance-December 31, 2011			30,486,000	$3,049	$575,267	$(67,041)

Net Loss - January 1, 2012 to September 30, 2012						(156,722)

1,087,744 Shares of Common Stock Issued @ .1379 per Share Par value .0001			1,087,745	109	149,891

Balance September 30, 2012			31,573,745	3,158	725,158	(223,763)

See Notes to the unaudited consolidated financial statements.

Excel Corporation
(a Development Statge Co.)
Consolidated Statement of Cash Flows
(Unaudited)

			From Inception on November 13, 2010 through September 30, 2012

	Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(156,722)	$(8,618)	$(223,763)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities
(Decrease) Increase in Taxes Payable	(2,751)		149
(Decrease) Increase in Accounts Payable	(26,246)		12,637
Increase in accrued expenses	93,929		93,929
(Increase) in Note Receivable	(60,000)		(60,000)
(Increase) in accrued Interest receivable	(602)		(602)
(Increase) in Licenses		(50,415)
Net Cash (Used) Operating activities	(152,392)	(59,033)	(177,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Minority Interest	804,100		804,100
Issuance of Common Stock	109	150	3,158
Increase in Additional Paid in Capital	149,891	536,693	725,158
Increase in Note Payable			120,000
Net Cash Provided by financing activities	954,100	536,843	1,652,416

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in Licensing Agreements			(200,000)
Net Cash (Used) by Investing Activities	0	0	(200,000)

Net Increase (Decrease) in Cash & Cash Equivalents	801,708	477,810	1,274,766

Cash & Cash Equivalents - Beginning of Period	473,058	40,722	0

Cash & Cash Equivalents - End of Period	$1,274,766	$518,532	$1,274,766

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid for:
Taxes	$0	$0	$0

Interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
For the period ending September 30,	NONE	NONE	NONE

See Notes to the unaudited consolidated financial statements.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

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
September 30, 2012

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
September 30, 2012

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
September 30, 2012

4.	FAIR VALUE MEASUREMENT (Continued)

Note Receivable

The carrying amount approximates the fair value.

License Agreements and Note Payable

The carrying amounts approximate the fair value.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At September 30, 2012, the Company has available unused operating loss carryforwards of approximately $67,000 which may be applied against future taxable income which expires in various years between 2025 and 2026.

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

At September 30, 2012, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.

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

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

7.	STOCK OPTIONS (Continued)

Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.  As of September 30, 2012, no options have been issued.

8.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Dilutive loss per share was not presented as of September 30, 2012 because it would have had an anti-dilutive effect on earnings.

The following is a reconciliation of the numerators and denominators of the basic per share calculation for the nine months ended September 30, 2012 and for the period November 13, 2010 (date of inception) through September 30, 2012.

	Nine Months Ended September 30, 2012	November 13, 2010 (date of inception) through September 30, 2012
Loss from continuing operations available to common stockholders	(156,722)	(223,763)

Weighted average number of common shares outstanding used in earnings per share during the period	(30,848,582)	(31,573,745)
Loss per common share	(.00508)	(.00709)

9.	LICENSING AGREEMENTS

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
September 30, 2012

9.	LICENSING AGREEMENTS (Continued)

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
September 30, 2012

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

Excel Corporation
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

9.        LICENSING AGREEMENTS  (Continued)

Representation Agreement-Life Guard

On January 2, 2012, Excel Corporation entered into an Agreement with Lifeguard Licensing Corp, (“the Principal)  in which the Principal owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property referred to as the “ Property”.  The Principal, pursuant to the Agreement designated Excel Corp as the Licensing Agent to negotiate and service license agreements with respect to commercial exploitation of the Property within the Territory as defined in the Agreement.

The term of the Agreement is for one year commencing on the effective date (January 2, 2012). The Principal may terminate the Agreement upon written notice if the agent does not meet certain terms as defined in the agreement. The Agents compensation will be calculated at 25%,20% and 15% of Net Revenues for the initial term, second renewal term, and third renewal term respectively.  In addition to the Agent’s Compensation the Principal will reimburse the Agent for out of pocket expenses.

Representation Agreement-Hickory Farms

On March 12, 2012, Excel Corporation entered into an Agreement with Hickory Farms, Inc. (“the Principal)  in which the Principal owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property referred to as the “ Property”.  The Principal, has designated Excel Corp as the Licensing Agent to negotiate and service license agreements only, with respect to commercial exploitation of the Property within the Territory as defined in the Agreement.  This excludes any wholesale sales of Hickory Farm product of which the Agent will not receive any commissions.

The term of the Agreement is for one year commencing on the effective date (March 12, 2012). The Principal may terminate the Agreement upon written notice if the agent does not meet certain terms as defined in the agreement. The Agents compensation will be calculated at 25%, 15% and 10% of Net Revenues for the initial term, first renewal term, and second renewal term respectively.  In addition to the Agent’s Compensation the Principal will reimburse the Agent for out of pocket expenses.

10.       LOAN ASSIGNMENT AGREEMENT

On June 25, 2012 the Company (XL Fashions Inc.) entered into a Loan Assignment Agreement with Seacoast Holdings (Efashion Inc.) Pursuant to the Agreement Seacoast Holdings will acquire the Loan, Warrant and related rights from XL Fashions Inc. for $925,000 which the Company originally acquired from Orix pursuant to an Assignment Agreement dated January 23, 2012.

The purchase price paid by E Fashions for the Loan, Warrant and related rights on June 27, 2012 was $925,000.

Excel Corporation
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

11.       MINORITY INTEREST

Minority interest consists of the stockholders who hold the preferred stock of XL Fashions, Inc.

12.       NOTE RECEIVABLE

On August 1, 2012 Excel Corporation entered into a Secured Promissory Note with Shoutomatic LLC (the Maker) in which the “Maker” promises to pay Excel Corporation( the Payee) the principal sum of $60,000 at an interest rate of Six percent per annum.  The interest will accrue and be paid on the August 1, 2013 (Maturity date).  The maker will have the right to prepay without a penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis in conjuction with our consolidated financial statements and related notes included elsewhere in this Report. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors, including but not limited to those described elsewhere in this Report and listed under "Item 1A-Risk Factors in our Annual Report on Form 10K for the year ended December 31, 2011, as filed with the SEC on April 11, 2012, and other reports filed with the Securities and Exchange Commission. Except for historical information, the following discussion contains forward- looking statements with the meaning of the Private Securities Litigation Act of 1995 See "Cautionary Notice Regarding Forward Looking Statements" above.

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

Results of Operations for the three and nine month periods ending September 30, 2012 and 2011

During the three months ended September 30, 2012, we had net loss of $21,379 based on the loan assignment described above compared to a net loss of $3,993 for the three months ended September 30, 2011.

During the three months ended September 30, 2012, we had general and administrative expenses of $108,679 compared to $3,993 for the three months ended September 30, 2011. Expenses for the three month period ended September 30, 2012 consisted of; Advertising $18,728; Filing fees $1,065; Legal and accounting fees $19,877; Outside Services $67,486; Telephone $117; Transfer Agent fees $76; Automobile $1,281 and Bank Charges $49.

During the nine months ended September 30, 2012, we had net loss of $156,722 compared to a net loss of $8,618 for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we had general and administrative expenses of $399,007 compared to $8,618 for the nine months ended September 30, 2011. Expenses for the nine month period ended September 30, 2012 consisted of; Advertising $57,110; Filing fees $3,382; Edgar filing fees $2,175; Legal and accounting fees $160,965; Outside Services $167,034; Telephone $1,104; Transfer Agent fees $2,513; Automobile $3,012; Bank Charges $213 and Miscellaneous $1,499.

Liquidity and Capital Resources

On September 30, 2012, we had positive working capital of $1,108,653. While we expect that this may be sufficient to operate our business through the end of 2012, there can be no assurance that we will not need additional capital for operations. If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

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

PART II - OTHER INFORMATION

Item 5. Other Information

In September 2012 our XL Fashions, Inc. (“XLF”) subsidiary redeemed a total of 2,689,629.1 shares of its preferred stock (the Preferred Stock”) from 4 XLF shareholders for aggregate consideration of $370,900. In addition, in September we allowed 4 XLF shareholders to convert an aggregate of 1,087,745 shares of XLF Preferred Stock into 1,087,745 shares of our common stock. The conversion of the shares of Preferred Stock to shares of our common stock was effected on a one for one basis. The Preferred Stock was by its terms convertible. After giving effect to the transaction above, there remains 5,831,037.9 share of preferred stock in XLFashions issued and outstanding.

On July 12, 2012, we entered into a Representation Agreement (the “Agreement”) with Hickory Farms, Inc. (“Hickory”) Pursuant to the Agreement, Hickory appointed us a licensing agent for its trademarks, packaging, designs, images, copyrights and other intellectual property. The Agreement is for a period of one year, however, Hickory shall have the right to terminate the Agreement, if upon the six month anniversary of the effective date we have not submitted two memorandum of understandings from prospective licensees to Hickory for review and approval. In consideration for our services we will be compensated based on the following commission structure; (a) 25% of net revenues received by Hickory during the initial term of any executed licensing agreements; (b) 15% of net revenues received by Hickory during the first renwal term, if any, of any such executed license agreements from the effective date of each such licensing agreement; and (c) 10% of net revenues received by Hickory during the second renewal term, if any, of any such executed license agreement from the effective date of each such license agreement.

Item 6. Exhibits

10.1	Share Redemption Agreement between XLFashions, Inc. and Marvin Azrak

10.2	Share Redemption Agreement between XLFashions, Inc. and Robert Choueke

10.3	Share Redemption Agreement between XLFashions, Inc. and David Zeitouni

10.4	Share Redemption Agreement between XLFashions, Inc. and Gabe Zeitouni

10.5	Share Exchange Agreement among Excel Corporation, XLFashions, Inc. and the shareholders of XLFashions, Inc.

10.6	Representation Agreement between Excel Corporation and Hickory Farms, Inc.

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

Date: November 26, 2012	EXCEL CORPORATION
(Registrant)

	By:	/s/ Ruben Azrak
Ruben Azrak
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ruben Azrak
Ruben Azrak
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

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