Form 10-K
period 2012-12-31
Excel Corp
filed 2013-04-16
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  333-173702

Excel Corporation
 (Exact name of registrant as specified in its charter)

Delaware	27-3955524
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

595 Madison Avenue, Suite 1101, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

212-377-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock held by non-affiliates as of June 29, 2012 was 7,546,000 shares, all of one class of common stock, par value $0.0001 per share, having an aggregate market value of approximately $1,282,820 based upon the closing price of registrant’s common stock on such date of $0.17 per share as quoted on the Over the Counter Bulletin Board. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated.

As of April 16, 2013, there were 65,201,223 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy and financial results.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of our services.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

PART I

Item 1.             Business.

Corporate History

We were incorporated in November 2010 as Ruby Worldwide, Ltd. for the purpose of commencing a licensing business.  In November 2010 we amended our Articles of Incorporation to amend our authorized capital from a non-stock corporation to its present authorized capital of 200,000,000 shares of common stock, $.0001 par value and 10,000,000 shares of preferred stock, $.0001 par value. In January 2011 we again amended our Articles of Incorporation to change our corporate name from Ruby Worldwide, Ltd. to Excel Corporation (the “Company”).

On January 14, 2013, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Excel Business Solutions, Inc., a Delaware corporation (“EBSI”), and ECB Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into EBSI, and EBSI, as the surviving corporation, became a wholly-owned subsidiary of the Company.

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, each share of EBSI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive an aggregate of 33,532.446 shares of common stock, par value $0.0001 per share, of the Company, with fractional shares of the Company’s common stock rounded up or down to the nearest whole share.

Following the closing of the Merger, there were 65,201,223 shares of common stock issued and outstanding. Moreover, we are contractually obligated to issue 1,863,669 additional shares of common stock to certain holders of preferred stock of our subsidiary, XL Fashions, Inc. (“XL”), in exchange for their preferred stock pursuant to certain executed exchange agreements.  Following the issuance of 1,863,669 shares to such holders, approximately 50% of our issued and outstanding shares will be held by the former stockholders of EBSI and approximately 50% will be held by the former stockholders of the Company.

Principal Services

Our business and main focus is now comprised of the merchant acquirer business we acquired with EBSI and our historical licensing business.

Merchant Acquisition Business

EBSI is a merchant acquirer (as described below) with the intention of providing credit and debit card processing services to merchants in a variety of industries.  EBSI also plans to engage in financing the acquisition of existing merchant credit card portfolios. As of the date of this report, EBS has begun servicing a limited number of merchants.  As a result of the Merger, EBSI became a wholly-owned subsidiary of the Company and the Company succeeded to the business of EBSI.

Overview

In the Payment Processing Industry, EBSI acts as a merchant acquirer.  Our primary business will be to provide bankcard payment processing services to merchants in the United States. This entails establishing a contractual relationship with a processor.  The processer, in turn, facilitates the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. We will primarily target small and mid-sized merchants as clients. Such clients will be solicited directly through an internal sales effort and by recruiting Independent Sales Organizations (“ISOs”).   ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs navigate the merchant’s application for processing and acquiring services through the process of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment.

In addition, we plan to be in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States (the “Residual Portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from ISOs in the U.S. Consistent with being a merchant acquirer, we will not act as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to Residual Portfolios acquired from ISOs.  EBSI has entered into a non-binding Letter of Intent with RBL Capital Group, LLC (“RBL”) to serve as a facility to fund the acquisition of such residual income streams.  RBL may underwrite each prospective portfolio and subsequently provide funding for the purchase of the respective portfolio.

Our purchases of Residual Portfolios are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended period covering the entire current and possibly future portfolios of an ISO.  Our aim is to acquire merchant Residual Portfolios by acquiring them directly from the ISOs that originated the contracts with the merchants. In a Residual Portfolio purchase, we buy the rights to the residual revenue streams owned by the ISO for a negotiated amount. Prior to acquisition of the Residual Portfolio from the ISO, our company and the ISO notify the processor that we plan to acquire the rights to the Residual Portfolio and that all future residual payments should be paid to us.  Processors are required to approve all such acquisitions as a condition of closing.

The Industry

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, February 2012, combined consumer and commercial credit, debit, and prepaid cards generated $3.595 trillion in purchase volume in 2011, up 10.4% from 2010.  The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology and security initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

The detailed network of a credit card transaction includes several aspects: credit card associations (i.e. Visa and MasterCard); card issuers; merchants; merchant acquirers; processors; and the consumers who are buying the goods and merchants that are selling them.  The card issuers distribute cards to consumers, bill them and collect payment from them.  The processor is responsible for delivering the transaction to the appropriate card issuer so that the customer is billed and the merchant receives funds for the purchase.  The merchant acquirer recruits merchants to accept cards and provides the front-end service of routing the transaction to the network’s processing facilities.  Merchant acquirers often delegate the actual processing to third-party service providers.

Merchant acquirer revenue is primarily comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions.  Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction.  For example, funds from a $100 transaction, using Visa or MasterCard, may be allocated as depicted.

Bankcard processing revenue from contracted merchants is typically recurring in nature.  The industry average term of a merchant contract is three years.

We anticipate the uptrend in credit card use to continue. As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. Young consumers have become accustomed to using bankcards and other electronic payment methods for purchase. As these consumers, who have witnessed the wide adoption of card products, technology and the Internet, comprise a greater percentage of the population and increasingly enter the work force, it can be expected that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending.

The proliferation of credit and debit cards has made the acceptance of bankcards a necessity for businesses, both large and small, in order to remain competitive. As a result, many of these small to medium-sized businesses are seeking to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their products. Previously, larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants have often been perceived as too difficult to identify and expensive to service.  These merchants generally have a lower volume of credit card transactions, are difficult to identify and have traditionally been underserved by credit card processors.

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. According to Forrester Research, US online sales were $155 Billion in 2009 and projected to be nearly $250 Billion in 2014. This growth is based on the continued shift of sales away from traditional brick and mortar stores to online and catalog purchases and the trend is projected to continue.  Furthermore, where concerns around secure transactions had once been in the forefront, as those concerns continue to subside, the reluctance to use bankcards will further diminish and the uptrend in bankcard volume will likely be bolstered.

Our Services

We will sell electronic payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants who accept credit cards, debit cards, checks, and other non-cash forms of payment.  In addition, we will acquire monthly residual streams currently in place between ISOs and processors.

Sales and Marketing

Our in-house sales effort will focus on soliciting small to medium-sized merchants. These merchants may be underserved by the large processors in terms of pricing and customer service and may therefore be better suited to receive service from a merchant acquirer.  As a result of our processing relationships, we believe that we will be able to provide competitively priced credit and debit card processing while providing a high level of customer service.

We will utilize our extensive relationships with management’s network of ISOs to reach merchants in an array of industries and geographic locations.  ISOs either cultivate new or existing relationships with merchants in order to sell them payment processing services.

Much of our efforts will include expanding our base of ISOs because we believe it is a cost effective solution to expanding our reach.  We intend to aggressively advertise in industry publications as well as use social media outlets to recruit ISOs to bolster our sales efforts as well as those ISOs who would be interested in selling their residual portfolio streams.

Government Regulations

The industry in which we operate is subject to extensive governmental regulation. In particular, there are numerous laws and regulations restricting the purchase, sale, and sharing of personal information about consumers. Although, as the merchant acquirer, we do not expect to have possession of consumer level data and, therefore, do not believe that we will be subject to these regulations, the laws in this area are new and continuing to evolve. Accordingly, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business.  The electronic payment processor is subject to regulation by federal, state and professional governing bodies. Prospective financial institution customers, including commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision.

Competition

The payment processing industry is highly competitive.  The merchant acquirer competes with ISOs for the acquisition of merchant agreements.  Several large processors including First National Bank of Omaha, Chase Paymentech, L.P., Bank of America Merchant Services and Wells Fargo frequently solicit merchants directly or through their own network of ISOs.  In many cases, larger competition has demonstrated to not be as nimble in adjusting to changes in the market and we believe will not be as able as we will be to provide superior service that many small and mid-sized business owners require.

When competing for the acquisition of existing residual stream portfolios, pricing will be the determining factor.  Other than straightforward cash acquisitions and offering favorable contractual terms, the ability to offer publicly traded stock as part of the purchase price will be a valuable competitive advantage.  ISOs considering the sale of their residual stream may ultimately prefer to seek financing using their portfolio as collateral rather than directly selling the asset.

Licensing Business

We are a United States based company focused on bringing national and international brands to the retail marketplace. We act as agent for licensing brands of corporations, people, government agencies, etc. (“Licensors”) in a broad range of product categories.  We intend to obtain agent rights to license select brands where the brand name can be leveraged into new categories. Our objective is to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensors and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand.  We expect to organically grow the existing portfolio and enter into joint ventures or other partnerships with the goal of leveraging the experience of our management and that of our licensees to facilitate sales of branded products.

Upon acquiring the rights to a license from a Licensor, we expect that such a license will typically require us to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach specified targets.  Licenses for brands also typically require a licensee to pay to the brand owner certain minimum amounts for the advertising and marketing of the respective license brand. We intend to seek royalties from Licensees for brands where we are the agent. In addition, we will seek agent fees on  minimum royalties and advertising and marketing fees which would offset any expenses we incur while acting as an agent.

We intend to seek the rights to license brands and enter into license relationships with domestic and/or international partners that have demonstrated ability to produce quality products that have been successfully marketed and sold domestically and/or internationally in a broad range of products categories

In June 2011, we organized a New York Limited Liability Company under the name “V7 LLC” together with Michael Vick, an NFL football player that is the current quarterback of the Philadelphia Eagles and his partner Brian Sher, through his company Lauren George Productions, Inc.  V7 LLC filed “Intent to Use” applications for the V7 mark in the US Trademark Office in International Classes 3, 18, and 25, which are for cosmetics and cleaning preparations, leather goods and clothing, footwear and headgear, respectively. We had the right to utilize the V7 mark in all of such classes. V7 LLC is the owner of the mark “V7”. We own 20% of V7 LLC, M&M Licensing owns 20% and Michael Vick and Lauren George Productions own 48% and 12%, respectively. On May 29, 2012, V7 LLC entered into a license agreement with M&M Licensing, Inc. whereby M&M Licensing was granted the exclusive right, limited to the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and the District of Columbia and online through M&M Licensing’s affiliate Modell’s Online, Inc., to sell apparel bearing the V7 mark.  As of December 31, 2012, this agreement was no longer in effect.

On September 2, 2011, we entered into a license agreement with Entertainment Industry Foundation for use of the mark “Stand Up To Cancer” for men’s, women’s and children’s apparel in all sizes including hats and bags.  As of December 31, 2012, this agreement was no longer in efffect.

In October 2011, we purchased assets of the business known as “Billy Martin’s,” including the intellectual property (IP), goodwill and fixtures and equipment for a purchase price of $150,000, consisting of $30,000 cash and a promissory note in the original principal amount of $120,000 (the “BM Note”), and a 20% share of the net profits generated from the sale of clothing and other products.  The Company is currently in default under the BM Note because it has not made the payment of $30,000 that was required in October 2012. The Company believes it will renegotiate this deal so that it will be relieved of further obligation, though it will no longer hold any rights to the assets/IP of the business.

On January 2, 2012, the Company entered into an agreement with Lifeguard Licensing Corp, (“LLC”) in which LLC owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property.  LLC, pursuant to the agreement, designated the Company as the licensing agent to negotiate and service license agreements with respect to commercial exploitation of the property within the defined territory.  The term of the agreement is for one year commencing on the effective date. LLC may terminate the agreement upon written notice if the Company does not meet certain terms set forth in the agreement. The Company’s compensation will be calculated at 25%, 20% and 15% of Net Revenues (as defined in the agreement) for the initial term, second renewal term, and third renewal term, respectively.  In addition to the Company’s compensation, LLC will reimburse the Company for out of pocket expenses.

On February 4, 2012, the Company entered into an agreement with Soupman, Inc. (“Soupman”).  Pursuant to the agreement, the Soupman has designated the Company as the exclusive licensing agent in the Territory, as defined in the agreement. As licensing agent, the Company will negotiate and service licensing agreements on behalf of Soupman. As compensation, the Company will receive 25% of all licensing revenue from agreements executed pursuant to the terms of the agreement and five percent (5%) of other licensing revenue as defined in the agreement.  All payments from license agreements are made payable to Soupman and after such payment, the Company will be paid the commission as indicated above.  The initial term of the agreement is for one year and automatically renews provided that the Company has submitted to Soupman a minimum of five potential license applications.  Subsequent to the second year, the agreement will terminate unless extended by written agreement.

On February 21, 2012, the Company entered into an agreement with Camuto Consulting, Inc. (“Camuto”), in which the Camuto engaged the Company as the licensing agent to identify and secure licenses as applicable.  The agreement is for a one year term and expires February 28, 2013.  Compensation to the licensing agent pursuant to the agreement is as follows: (i) commissions payable at 6.5% on royalties earned and received by Camuto during the first term of solicited agreements with eligible licensees that are executed; and (ii) commissions payable at 5% on royalties earned and received by Camuto during any renewal term of solicited agreements with eligible licensees that are executed.

On March 12, 2012, the Company entered into an agreement with Hickory Farms, Inc. (“HFI”)  in which HFI owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property.  HFI has designated the Company as the licensing agent to negotiate and service license agreements only, with respect to commercial exploitation of the property within the defined territory.  This excludes any wholesale sales of HFI product of which the Company will not receive any commissions. The Company’s compensation will be calculated at 25%, 15% and 10% of Net Revenues (as defined in the agreement) for the initial term, first renewal term, and second renewal term, respectively.  In addition to the Company’s compensation, HFI will reimburse the Company for out of pocket expenses.  As of December 31, 2012, the agreement was no longer in effect.

On May 3, 2012, the Company entered into an agreement with Benedetto Arts, LLC  (“BA”), in which BA will utilize the Company as an independent contractor for the solicitation of licensing opportunities.   As compensation for its services, the Company will receive a commission based on 20% of Gross Revenue (as defined in the agreement).  The term of the Agreement is for one year commencing on May 3, 2012 with an option to extend if both parties agree.  In addition, if the Company does not deliver three business opportunities from the May 3, 2012 date, BA has the right to terminate the Agreement.

Target Market

We are a company focused on bringing national and international brands to the mass marketplace by acquiring the agent rights to Licensors’ brands and creating relationships between Licensor and Licensees.

The target market for our portfolio of clients’ brands will consist primarily of young lifestyle customers who are physically active and participate in more than one sporting activity or have aspirations to appear physically active. These are consumers that are both brand and quality conscious.

Through our different client licensed brands, we intend to target consumers who want to be ahead of the latest styles and trends as well as consumers that connect with the heritage and tradition of an age-old brand and value its authenticity. In all cases, we will be targeting consumers that look for top performance, high quality and comfortable products that are affordably priced.

Sales Cycle

Many product lines are seasonal in nature. It can be assumed that any sales bearing our clients’ brands will vary as a result of seasons, holidays, weather, and the timing of product shipments. Accordingly, a portion of our revenue from agent fees on the license royalty revenue will likely be subject to seasonal fluctuations. The results of operations in any quarter therefore may not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Product Selection

As an agent, Licensees will develop and design their own products. However, we anticipate that from a selection offered by Licensees, our senior executives will be instrumental in creating a focused product program to be shown to U.S. and International customers. We also anticipate that Licensees will source the products, primarily from non-U.S. and non- European sources, and will negotiate manufacturing and quality control standards for the products.

We do not own or operate any manufacturing facilities. We expect that products will be distributed through the following distribution channels:

●	With licensor approval, mass merchants;
●	Department stores;
●	Sporting goods chains;
●	Specialty stores;
●	Chain stores;
●	Internet merchants;
●	With licensor approval, discount stores; and
●	Other media oriented retailers.

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

Competition

Agent fees on royalties paid to us under licensing agreements between Licensor and Licensee will generally be based on a percentage of Licensee’s net sales of licensed products. The sale of branded goods is subject to extensive competition by numerous domestic and foreign companies. Factors which shape the competitive environment include quality of construction and design, brand name, style and color selection, price and the ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan will focus on creating strategic alliances with major retailers for their sale of products bearing our clients’ brands through the licensing of client trademarks directly to manufacturers, distributors and retailers. Therefore, our degree of success is dependent on the strength of our clients’ brands, consumer acceptance of and desire for our clients’ brands, our Licensees' ability to design, manufacture and sell products bearing our clients’ brands and to respond to ever-changing consumer demands, and any significant failure by Licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that Licensees commit to supporting our clients’ brands, and Licensees may choose to support other brands to the detriment of our clients.

Employees

As of April 16, 2013, we have 6 full-time employees, including the executive staff. We will also utilize independent consultants to assist with accounting and compliance matters.

Item 1A.         Risk Factors.

Risks Relating to Our Merchant Acquisition Business

We have limited operating history in the merchant processing and acquisition business and have generated no revenue. There is no guarantee that we will become profitable and that makes it difficult to predict future results and raises substantial doubt as to our ability to successfully develop profitable business operations and continue as a going concern.

We only recently decided to operate in the merchant processing and acquisition industry through the acquisition of EBSI, and have no revenue from this business to date (as EBSI had no existing business at the time of the acquisition). We anticipate that we will operate at a loss for some time. We may never become profitable. In the future, we may experience under-capitalization, delays, lack of funding, and many of the others problems, delays, and expenses encountered by any early stage business, many of which are beyond our control. These include, but are not limited to:

●
inability to establish profitable strategic relationships with credit and debit card processing providers and the ability to secure the approvals of existing processors and other entities necessary to execute an acquisition of a merchant credit and debit card residual portfolio,

●	inability to identify suitable revenue streams for acquisition and/or to effectively and efficiently integrate acquired assets into our operations,

●	inability to raise sufficient capital to fund our anticipated business plan, or

●
competition from larger and more established transaction processing and acquiring companies, banks, large ISOs, and internet-based providers of similar services that may compete with us now or in the future.

In addition, our independent registered public accountants have included a going concern explanatory paragraph in their opinion of our 2012 and 2011 financial statements.

We may not be able to raise the additional capital necessary to execute our business strategy and that could result in the curtailment or cessation of our operations.

Our ability to raise additional capital is uncertain and dependent upon numerous factors beyond our control, including but not limited to economic conditions, regulatory factors, continued high unemployment, reduced retail sales, increased taxation, reductions in consumer confidence, changes in levels of consumer spending, changes in preferences in how consumers pay for goods and services, weak housing markets and availability or lack of availability of credit. If we are unable to obtain additional financing, or if the terms thereof are too costly, we may be forced to curtail or cease operations until such time as alternative additional financing is arranged, which would have a material adverse impact on our planned operations.

We may need even more financing earlier than we anticipate if we:

●	expand faster than our internally generated cash flow can support,

●	purchase merchant portfolios from a large number of ISOs,
●	need to increase merchant portfolio purchase prices in response to competition,

●	acquire complementary products, businesses, technologies or residual ISO commissions.

We remain at risk regarding our ability to conduct successful operations.

The results of our operations will depend, among other things, upon our ability to acquire and successfully integrate into our operations merchant credit and debit card processing and acquisition contracts, operations, and other support tasks. Our operations may be affected by many factors, some known by us, some unknown, and some that are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our strategic relationships are in various stages of development. Unanticipated obstacles can arise at any time that may result in lengthy and costly delays or in a determination that further development of the business plan and ongoing operations are not feasible.

The execution of our business plan to acquire merchant credit and debit card processing and acquisition contracts may take longer than anticipated and could be additionally delayed for reasons outside our control. Therefore, we may not be able to timely identify, negotiate, acquire and integrate merchant credit and debit card processing and acquisition contracts, operations and other support tasks on a cost-effective basis, or that such opportunities may not achieve market acceptance such that, in combination with existing or future merchant credit and debit card processing and acquisition contracts under management, they will sustain us or allow us to achieve profitable operations.

The Company has limited experience in the merchant credit and debit card processing and acquisition industry, which could hinder our ability to attract and engage with potential strategic partners and ISO targets.

We may not be successful in executing our planned activities to the levels that we are seeking. We do not know whether or when we will be able to develop efficient capabilities to acquire, integrate and finance merchant credit and debit card processing and acquisition contracts in sufficient quantities to enable us to successfully execute on our anticipated business plan. Even if we are successful in developing our capabilities and processes, we do not know whether we will sustain our business or continue to satisfy the requirements of our potential strategic relationships and ISO targets, the inability of which could have a material adverse effect on our financial condition and operations.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver’s license numbers and checking account numbers.. Any loss of cardholder data by us or our merchants could result in significant fines and sanctions by the card networks or governmental bodies, which could have a material adverse effect upon our financial position and/or results of operations. Our computer systems could be in the future, subject to penetration by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bankcard information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the card networks.

Although we generally require that our agreements with our service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, these contractual measures may not prevent the unauthorized use or disclosure of data. In addition, our agreements with financial institutions most likely will require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately enforce these protective measures could result in protracted and costly litigation.

If we fail to comply with the applicable requirements of the Visa and MasterCard bankcard networks, Visa or MasterCard could seek to fine us, suspend us or terminate our registrations. Fines could have an adverse effect on our operating results and financial condition, and if these registrations are terminated, we will not be able to conduct our business.

If we are unable to comply with Visa and MasterCard bankcard network requirements (including Payment Card Industry Data Security Standard, or PCI-DSS, compliance), Visa or MasterCard could seek to fine us, suspend us or terminate our registrations. We may receive notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from our merchants, we would experience a financial loss. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business.

We could in the future face chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, reject losses when our merchants go out of business, and merchant fraud. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.

In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we or our clearing banks are unable to collect such amounts from the merchant’s account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants may adversely affect our financial condition and results of operations.

We have potential liability for fraudulent bankcard transactions initiated by merchants. Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. We plan to establish systems and procedures designed to detect and reduce the impact of merchant fraud, but we these measures may not be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability. Increases in chargebacks could have an adverse effect on our operating results and financial condition.

Increased merchant attrition that we cannot offset with increased bankcard processing volume from same store sales growth or new accounts would cause our revenues to decline.

We may experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant bankcard processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bankcard processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions or are unable to find such a replacement for them, we may no longer be able to provide processing services to certain customers which could negatively impact our revenue and earnings.

If we cannot pass increases in bankcard network interchange fees, assessments and transaction fees along to our merchants, our operating margins will be reduced.

We expect to pay interchange fees and other network fees set by the bankcard networks to the card issuing bank and the bankcard networks for each transaction we process. From time to time, the bankcard networks increase the interchange fees and other network fees that they charge payment processors and the sponsor banks. We expect that our potential sponsor bank will pass any increases in interchange fees on to us. If we are unable to pass these fee increases along to our merchants through corresponding increases in our processing fees in the future, our operating margins will be reduced.

Current or future bankcard network rules and practices could adversely affect our business.

We plan to be registered with the Visa and MasterCard networks through our bank sponsors as an ISO with Visa and a Member Service Provider with MasterCard. The rules of the bankcard networks are set by their boards, which may be strongly influenced by card issuers, and some of those card issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members like us. The bankcard networks or issuers who maintain our future registrations or arrangements or the bankcard network or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an ISO or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bankcard processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bankcard transactions, we would lose substantially all of our revenues.

Any new laws and regulations, or revisions made to existing laws, regulations, or other industry standards affecting our business may have an unfavorable impact on our operating results and financial condition.

Our business is impacted by laws and regulations that affect the bankcard industry. The number of new and proposed regulations has increased significantly, particularly pertaining to interchange fees on bankcard transactions, which are paid to the bank card issuer. In July 2010, Congress passed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changed financial regulation. Changes included restricting amounts of debit card fees that certain issuer banks can charge merchants and allowing merchants to offer discounts for different payment methods. The impact which the Dodd-Frank Act will have on our operating results is difficult to determine, as the changes are not directed at us and final regulations on interchange fees are still to be set by the Federal Reserve Board. When final, these regulations could adversely affect our operating results and financial condition.

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and safeguarding, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While our operations are subject to certain provisions of these privacy laws, we will limit our use of consumer information solely to providing services to other businesses and financial institutions. We will also limit sharing of non-public personal information to that necessary to complete the transactions on behalf of the consumer and the merchant and to that permitted by federal and state laws. In connection with providing services to the merchants and financial institutions that use our services, we will be required by regulations and contracts with our merchants to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts may require periodic audits by independent companies regarding our compliance with industry standards and best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by our clients with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. The cost of such systems and procedures may increase in the future and could adversely affect our ability to compete effectively with other similarly situated service providers.

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of computer network systems, software, data center and telecommunications networks, as well as the systems of third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

●	loss of revenues;

●	loss of merchants, although our contracts with merchants do not expressly provide a right to terminate for business interruptions;

●	loss of merchant and cardholder data;

●	harm to our business or reputation;

●	exposure to fraud losses or other liabilities;

●	negative publicity;

●	additional operating and development costs; and/or

●	diversion of technical and other resources.

We do not own or maintain a processing network and expect to depend on outsourced suppliers for this and other essential service; our inability to obtain and retain such outsourced services would require us to discontinue our operations.

We do not own or maintain a computer system or software or communications network necessary to process debit or credit card transactions. We expect to depend on outsourced vendors for these and other key functions, including credit card transaction processing, check guarantee and gift and loyalty card processing and provision of point of sale processing equipment. We will therefore be dependent on the continued capabilities of these vendors to provide such services on terms acceptable to us. Should any one of these vendors experience difficulties in providing processing services for any reason, or if we can no longer engage vendors to provide such services, we would be required to discontinue operations.

We may experience software defects, undetected errors, and development delays, which could damage customer relations, decrease our potential profitability and expose us to liability.

We rely on technologies and software supplied by third parties that may contain undetected errors, viruses or defects.   Defects in software products and errors or delays in processing of electronic transactions could result in additional costs, diversion of technical and other resources from our other efforts, loss of credibility with current or potential customers, harm to our reputation, or exposure to liability claims. In addition, the sophisticated software and computing systems that we rely on often encounter development delays and the underlying software may also contain undetected errors, viruses, or defects that could have a material adverse effect on our business, financial condition and results of operations.

Many of our merchants depend upon the ability to utilize the Internet for the conduct of a significant portion of their business; disruption to that system could make it impossible for them to continue to conduct their current businesses.

Possible disruption to the normal functioning of the Internet through, for example, power failure or terrorist sabotage, could make it impossible for aspects of the lending, electronic payment processing, and web hosting to function. In the event of a major disruption, and assuming that such disruptions would be long-lived, the merchants would be required to make extensive changes in the way they do business. These merchants may not have the time and resources to make these changes, which could have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in markets in which we obtain a substantial amount of our bankcard processing volume could negatively affect our results of operations.

Adverse economic or other conditions in the states where we obtain a substantial amount of our bankcard processing volume could negatively affect our revenue and could materially and adversely affect our results of operations. As a result of any geographic concentration of our merchants, we will be exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets.

None of our officers and directors have any meaningful accounting or financial reporting education or experience, which increases the risk we may be unable to comply with all rules and regulations.

Our ability to meet our ongoing reporting requirements on a timely basis will be dependent to a significant degree on advisors and consultants. Our officers and directors have no meaningful accounting or financial reporting education or experience. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

If we are unable to attract and retain qualified sales people, our business and financial results may suffer.

Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable relationship managers, our business and financial results may suffer.

Any acquisitions or portfolio buyouts that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may not be able to successfully finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. While we, from time to time, may evaluate potential acquisitions of businesses, products and technologies, we have no present understandings, commitments or agreements with respect to any acquisitions.

We are subject to the business cycles and credit risk of our merchants, which could negatively impact our financial results.

A recessionary economic environment could have a negative impact on our merchants, which could, in turn, negatively impact our financial results, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our bankcard processing volume. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly revenue.

We expect to experience seasonal fluctuations in our revenues as a result of consumer spending patterns.

Our growth plans depend on completion of acquisitions of merchant portfolios, which require processor consents that we may be unable to obtain.

Our merchant portfolio acquisition strategy requires that processors consent to our acquisition of the ISOs’ merchant portfolios. If processors do not agree to the transfer of ownership of the merchant portfolios from the ISOs to us, our business model will be disrupted and we may no longer be able to continue business as currently contemplated.

Revenues generated by acquired portfolios may be less than anticipated, resulting in losses or a decline in profits.

In evaluating and determining the purchase price for a prospective acquisition, we plan to estimate the future revenues from that acquisition based on the historical transaction volume of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we have forecasted, the revenues generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits.

We may have significant impairment charges due to lack of acquisition performance after closing a transaction, which may result in a reduction of carrying value, if our revenues relating to these assets decline.

We will attempt to acquire ISO residual streams. A material decline in the revenues generated from any of our purchased portfolios could reduce the fair value of the portfolio or operations. In that case, we may be required to reduce the carrying value of the related asset. Additionally, changes in accounting policies or rules could affect the way in which we reflect these assets in our financial statements, or the way in which we treat the assets for tax purposes, either of which could have a material adverse effect on our financial condition.

We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially large, unanticipated costs.

Prior to the consummation of any acquisition, we expect to perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition.

We may encounter delays and operational difficulties in completing the necessary links required by an acquisition, resulting in increased costs for and a delay in the realization of revenues from, that acquisition.

The acquisition of a residual stream will require the transfer of functions and links to [our systems and] those of our own third party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, profits.

Special non-recurring costs associated with acquisitions could adversely affect our operating results in the periods following these acquisitions.

In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges, and payments could adversely affect our operating results during the initial financial periods following an acquisition.

Our facilities, personnel and financial and management systems may not be adequate to effectively manage the future expansion we believe necessary to increase our revenues and remain competitive.

We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. Our facilities, personnel, and financial and management systems and controls may not be adequate to support the expansion of our operations. If we fail to effectively manage our growth, our business could be harmed.

The payment processing industry is highly competitive and we compete with certain firms that are larger and have greater financial resources than we do. Such competition could increase, which would adversely influence our prices to merchants and, as a result, our operating margins.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including Heartland Payment Systems, Inc., Newtek Business Services, Inc., Global Payments Inc., First Data Corporation, Vantiv Inc., Calpian Inc., Fifth Third Processing Solutions, Chase Paymentech Solutions and Elavon, Inc. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

In addition, many of our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including Internet payment processing services and mobile payment processing services that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Furthermore, we are facing competition from non-traditional competitors offering alternative payment methods, such as PayPal and Google. These non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could also have a material adverse effect on our business, financial condition and results of operation.

We expect to be subject to increased operating margin pressure, which could erode our margins and adversely affect our ability to retain merchants and attain and maintain profitability.

We expect to experience increasingly downward pricing pressure from merchants for merchant credit and debit card processing and acquiring services, similar to what many of our competitors have experienced. The services we plan to offer are a commodity and as such are not differentiable except using price. Low barriers to entry to becoming an ISO means that price competition in the industry is persistent and strong. Our management has noted this trend and does not anticipate that this trend will cease in the near future, if at all. Continued margin erosion could adversely affect our merchant retention and profitability.

There may be a decline in the use of cards as a payment mechanism for consumers or adverse developments with respect to the card industry in general.

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards, and debit cards, which is adverse to us, it could have a material adverse effect on our business, financial condition, and results of operations. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly our risk management policies and procedures may not be fully effective to identify, monitor, and manage our risks. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition and results of operation.

Continued consolidation in the banking and retail industries could adversely affect our growth.

Historically, the banking industry has been the subject of consolidation, regardless of overall economic conditions, while the retail industry has been the subject of consolidation due to cyclical economic events. Since 2008, there have been multiple bank failures and government-encouraged consolidation. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for us.

We may become subject to additional U.S., state or local taxes that cannot be passed through to our merchants, which could negatively affect our results of operations.

Companies in the payment processing industry, including us, may become subject to taxation in various tax jurisdictions on our net income or revenues. Application of these taxes is an emerging issue in our industry and taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our merchants, our costs would increase and our net income would be reduced.

Risks Relating to Our Licensing Business

If we fail to develop our clients’ brands cost-effectively, our business may be adversely affected.

Successful promotion of our clients’ brands will depend largely on the effectiveness of our marketing efforts and those of Licensees. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building the brands. If we fail to successfully promote and maintain our clients’ brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our clients’ brands, we may fail to attract enough new customers or retain existing customers to the extent necessary to realize a sufficient return on our client brand-building efforts, and our business and results of operations could suffer.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The licensing business in general is highly competitive and fragmented. Our competitors will include numerous licensors, and our own clients’ private label programs. We will face competition on many fronts, including the following: (i) establishing and maintaining favorable brand recognition; (ii) Licensees’ ability in developing products that appeal to customers; and (iii) pricing products appropriately. Most of our competitors will be larger than us and have access to significantly greater financial, marketing and other resources than us. We believe that the principal competitive factors in the industry are: (1) brand name and brand identity, (2) timeliness, reliability and quality of service provided, (3) price, (4) the ability to anticipate consumer demands, and (5) market share. We may not be able to compete successfully. If we are unable to successfully compete in this market, our business, prospects, financial condition and results of operations will be materially adversely affected.

Some of our competitors will also offer a wider range of branded lines, have greater name recognition and more extensive customer bases than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer desires, undertake more extensive promotional activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than we can. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their visibility. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to acquire more desirable brands or licensees that we can. These competitors may be better able to exploit branded merchandise. If we are unable to compete with such companies, the demand for our licensed products could be insufficient to allow us to profit from our activities.

We may not be able to anticipate consumer preferences and trends, which could negatively affect acceptance of  products by retailers and consumers and result in a significant decrease in net sales.

The products sold under our clients’ brand names must appeal to a broad range of consumers, whose preferences cannot be predicted with certainty and are subject to rapid change. Products sold under clients’ brands will need to successfully meet constantly changing consumer demands. If branded products are not successfully received by retailers and consumers, our business, financial condition, results of operations and prospects may be harmed.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The licensing industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent, trademark, copyright and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

●	divert management’s attention;
●	result in costly and time-consuming litigation;

●	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
●	require us to modify our agreements for brands, trademarks, copyrights and/or patents to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with Licensors will likely require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, our legal defenses may not be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

The downturn in the economy has negatively affected consumer purchases of discretionary items and can adversely affect Licensee sales.

The success of our operations will depend upon a number of factors relating to consumer spending, primarily in the United States, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, the availability of consumer credit, consumer confidence in future conditions and tax rates. Consumer spending might decline in response to economic conditions, thereby adversely affecting our growth, net sales and profitability. Consumer purchases of discretionary items, including our Licensee products, have declined during the current recessionary period and also may decline at other times when disposable income is lower. A further downturn in the economy may adversely affect our sales.

Our ability to generate revenues will depend upon our ability to identify Licensees that can develop, design, manufacture, market and distribute compelling products.

The ability to develop brands and products that the market finds desirable and willing to purchase is critically important to our success. In order to succeed, we will need to find Licensees that have the ability to design, manufacture, market and distribute products that will be appealing to the market. If we fail to engage Licensees who have these abilities, there may not be any or only limited demand for products that carry our clients’ licensed brands. If this were to happen, sales could be limited and we may never realize any revenues. In addition, if Licensees alter or develop new product lines in the future, market demand for these may not develop, which would adversely affect our business.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. The loss of the services of executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our anticipated growth, we may not be able to successfully implement our business plan.

We are anticipating a period of growth in our headcount and operations, which may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

Conflicts of interest may arise with our officers and directors.

Our officers and directors are and in the future may become involved in other licensing ventures, any of which may compete with our business. In some instances, opportunities may be presented to our officers or directors that would be appropriate for us as well as other ventures in which our officers and directors are engaged. Since most of the ventures in which our officers and directors are currently engaged are larger and have greater financial resources than we do, we believe that most opportunities, at least in the next year or two, that may be presented to our officers and directors will be exploited by the entity most suited to undertake such opportunity. However, this assumption may not be correct and our officers and directors may not resolve potential conflicts of interest in a manner that benefits us.

Additional conflicts of interest and non-arm’s length transactions may also arise in the future in the event that one of our officers or directors is involved in the management or ownership of any entity with which we transacts business. While our officers and directors expect to enter into any related party transactions on terms that are fair to us and similar to those that would be acceptable in an unrelated party transaction, a related party transaction with our officers or directors may not be on terms that are fair to us.

In the event that we enter into an agreement in which any of our officers or directors have a financial interest, we intend to comply with provisions of Delaware Law that provide that no contract or transaction between a corporation and 1 or more or its directors or officers, or between a corporation and other corporation, partnership, association, other organization in which 1 or more of its directors or officers, are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board or committee which authorizes the contract or transaction, or solely because any such director’s or officer’s votes are counted for such purpose, if:

(1)           The material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority or the disinterested directors, even though the disinterested directors be less than a quorum; or

(2)           The material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

(3)           The contract or transition is fair as to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee or the stockholders.

Our quarterly results may fluctuate and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	the timing of our brand acquisition, development and/or licensing activities;
•	the scope of our marketing and advertising efforts;

•	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
•	general economic conditions;

•	changes in our pricing policies or those of our licensees;
•	our ability to expand our business;

•	the effectiveness of our personnel;
•	new product introductions;

•	costs associated with future acquisitions of brands; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

Some of these factors are not within our control, and the occurrence of one or more of them may cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as an indication of future performance.

Risks Relating to Our Common Stock
There is only a limited public market for our securities.

Our common stock is traded on the OTC Markets under the trading symbol “EXCC.” Our common stock is thinly traded, if traded at all, and a robust and active trading market may never develop. Certain shareholders have agreed not to sell their shares until January 14, 2014. Most of our remaining shares may not be sold into the market unless there is an effective registration statement covering the resale of such shares, or such shares are eligible to be sold under Rule 144. A shareholder who decides to sell some or all of his shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described herein, the price of the publicly traded shares of common stock may be highly volatile and not provide the true market price of our common stock.

Our stock price could be volatile.

The market prices of securities of merchant services-related companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that are expected to contribute to the volatility of the trading price of our common stock include, among others:

●	our quarterly results of operations;

●	the variance between our actual quarterly results of operations and predictions by stock analysts;

●	financial predictions and recommendations by stock analysts concerning companies engaged in merchant services-related and companies competing in our market in general, and concerning us in particular;

●
public announcements of regulatory changes or new ventures relating to our business, new products or services by us or our competitors, or acquisitions, joint ventures or strategic alliances by us or our competitors;

●	public reports concerning our services or those of our competitors;

●	the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us;

●	large purchases or sales of our capital stock;

●	investor perception of our business prospects or the merchant card processing and acquisition industry in general; and

●	general economic, political, and financial conditions, and the occurrence of natural disasters and terrorist attacks.

In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and of merchant services-related companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock, regardless of our results of operations.

Our common stock may be deemed “penny stock” and therefore subject to special requirements that could make the trading of our common stock more difficult than for stock of a company that is not “penny stock.”

Our common stock may be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 promulgated thereunder, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

We do not currently intend to pay dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

We need to raise capital, which will cause additional dilution or issue securities senior to our common stock.

In order to execute our business strategy, we will need to raise additional capital. We may not be able to raise any such additional capital and we may not be able to raise such capital on acceptable terms. Any such financing may result in significant dilution to our existing shareholders. If we raise additional funds through the sale of equity securities, such transactions may dilute the value of our outstanding shares. We may also decide to issue securities, including debt securities or preferred stock, that have rights, preferences, and privileges senior to our common stock (although no such plans are currently in place).

Future sales of large amounts of our common stock could have a negative impact on our stock price.

Future sales of our common stock by existing shareholders pursuant to an effective registration statement covering the resale of such shares or Rule 144 could adversely affect the market price of our common stock. While our controlling shareholders and their affiliates are subject to lock-up agreements that restrict their ability to sell or transfer their shares, sales of a large number of shares of common stock in the public market by such controlling shareholders following the expiration or waiver of the lock-up agreements could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of our equity securities.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our common stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Provisions in our charter documents and Delaware law could discourage a takeover that our shareholders may consider favorable or could cause current management to become entrenched and difficult to replace.

Certain provisions of our Bylaws are intended to strengthen the board’s position in the event of a hostile takeover attempt.  These provisions have the following effects:

●
they provide that only business brought before an annual meeting by the board or by a stockholder who complies with the procedures set forth in the Bylaws may be transacted at an annual meeting of stockholders; and

●	they provide for advance notice or certain stockholder actions, such as the nomination of directors and stockholder proposals.

We are subject to the provisions of Section 203 of the DGCL, an anti-takeover law.  In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the voting stock.

Our common stock is not registered under the Exchange Act. As a result, we are not subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Exchange Act and we do not intend to register our common shares under the Exchange Act for the foreseeable future; provided, that we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act. As a result, although we are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common shares are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common shares will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports we file with the SEC.

Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

We may rely on our member sponsors to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records.  As such, our internal controls over financial reporting could be materially affected, or could reasonably likely be materially affected, by the internal controls and procedures of our member sponsors in these markets.  In order to mitigate this risk, we plan to implement internal controls over financial reporting which monitor the accuracy of the financial data being provided by our member sponsors.

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

Item 1B.          Unresolved Staff Comments.

Not Applicable

Item 2.             Properties.

We lease executive offices at 595 Madison Avenue, Suite 1101 New York, NY 10022.  The lease term will expire on January 15, 2017 and we currently pay $10,000 per month as a subtenant. We intend to lease additional space in the New York City area to expand operations. In March 2013, we entered into an agreement as a subtenant at 1 Metrotech, 20th Floor Brooklyn, NY 11201.  The lease term will expire on June 30, 2014 and we currently pay $4,000 per month.

Item 3.             Legal Proceedings.

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

Item 4.             Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the Over the Counter Bulletin Board (OTCBB) under the trading symbol “EXCC.” Prior to _January 31, 2012 there was no active market for our common stock. The following table sets forth the high and low sales prices as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2012	HIGH	LOW
First Quarter	$.75	$.45
Second Quarter	$.60	$.15
Third Quarter	$.23	$.07
Fourth Quarter	$.12	$.07

FISCAL YEAR 2013	HIGH	LOW
First Quarter	$.17	$.08

The last reported sales price of our common stock on the OTCBB on December 31, 2012 was $ 0.12 and on April 5, 2013, the last reported sales price was $0.07.

Holders

According to the records of our transfer agent, as of April 16, 2013, there were approximately 81 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, there were no securities issued under our 2010 Equity Incentive Plan.

Item 6.            Selected Financial Data.

Not applicable

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.    Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We have been in a developmental phase since inception and currently have two lines of business operations: licensing and providing credit and debit card processing services.

Our merchant acquisition business began in 2013 and therefore, we have had no revenues from such operation during 2012. However, during 2013, we have begun servicing a limited amount of merchants and expect that this business may grow to become a larger part of our operations in 2013.

As our licensing business, we are focused on bringing national and international brands to the retail market. We act as agent for licensing brands of corporations, people, government agencies, etc. (“Licensors”) in a broad range of product categories.  We intend to obtain agent rights to license select brands where the brand name can be leveraged into new categories. Our objective is to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensors and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand.  We expect to organically grow the existing portfolio and enter into joint ventures or other partnerships with the goal of leveraging the experience of agent management and that of our licensees to facilitate sales of branded products.

Upon acquiring the rights to a license from a Licensor, we expect that such a license will typically require us to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach specified targets.  Licenses for brands also typically require a licensee to pay to the brand owner certain minimum amounts for the advertising and marketing of the respective license brand. We intend to seek royalties from Licensees for brands where we are the agent. In addition, we will seek agent fees on minimum royalties and advertising and marketing fees which would offset any expenses we incur while acting as an agent.

We intend to seek the rights to license brands and enter into license relationships with domestic and/or international partners that have demonstrated ability to produce quality products that have been successfully marketed and sold domestically and/or internationally in a broad range of products categories.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements included with this report that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements.  Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions.  Our critical accounting policies are:

Basis of presentation and consolidation

Our accounting and reporting policies conform with generally accepted accounting principles (“GAAP”) and include our subsidiaries, after elimination of all intercompany transactions in the consolidation.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through April 10, 2013, which is the date the financial statements were available to be issued.

Accounting Method

Our financial statements are prepared on the accrual method of accounting.

Revenue Recognition

Our future revenue will consist of agent fees from client licenses issued and merchant acquirer fees. Agent fee revenues will include royalties and brand fund contributions which will be based on a percent of sales and an initial license fee. Royalties, agent fees and brand fund contributions will be recognized in the period earned. Merchant acquirer revenue will primarily be comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. Fees will be recognized in the period earned.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, we include all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control, it is at least reasonably possible that our judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Results of Operations

Revenues

During the year ended Decmeber 31, 2012, we had licensing revenues of $7,500 compared to $0 revenues for the year ended December 31, 2011. We anticipate that we will have additional licensing revenues in the coming year but anticipate that the majority of our future revenues will come from our merchant acquisition business.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were $564,216 during the year ended December 31, 2012 as compared to $63,331 during the year ended December 31, 2011, an increase of $500,885 or 791%. The increase in our selling, general and administrative expense was mainly as a result of establishing our licensing operations as well as our operating as a publicly traded company. We anticipate that our general and administrative expenses will increase as we further establish our business operations as well as operating as a publicly traded company.

Other Income

Our other income was $223,078 for the year ended December 31, 2012 as compared to $0 for the year ended December 31, 2011. Other income for the year ended December 31, 2012 was mainly a result on a gain on the sale of a note receivable held by a subsidiary, XL Fashions, that resulted in other income of $220,313. As the gain on the note receivable is unrelated to our licensing and/or merchant acquisition business, we do not anticipate other income of any significance in the near future.

Net income

As a result of the forgoing, our net losses were $333,638 and $66,291 for the years ended December 31, 2012 and 2011, respectively. As we are a development stage company in the early parts of developing our merchant acquisition and license business, we anticipate that we may continue to incur net losses in the future.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Year ended December 31,
	2012	2011
Net cash used in operating activities	$243,920	$24,508
Net cash used in investing activities	$10,000	$200,000
Net cash provided by financing activities	$426,998	$656,844

Net cash used in operating activities in 2012 was $243,920 as compared with $24,508 in 2011.  This increase of $219,412 was mainly attributable to an increased net loss of $267,347 as well as an increase in accounts payable of $62,601.

Net cash used in investing activities was $10,000 in 2012, compared with $200,000 in 2011.  The decrease of $190,000 was mainly the result of $50,000 expended in licensing agreements, as well as less cash invested over 2012.

Net cash provided by financing activities was $426,998 for the year ended December 31, 2012 as compared to $656,844 during the year ended December 31, 2011. During the year ended December 31, 2011, we raised $536,844 through the issuance of common stock and a $120,000 note payable. During the year ended December 31, 2012, we raised $149,908 through the issuance of common stock and raised $227,000 in net proceeds as the result of a mandatory redemption.

As of December 31, 2012, we had cash and cash equivalents of $646,136, total current assets of $715,151 and total current liabilities of $537,516. To date, we have raised $657,972 to date through the sale of 30,486,000 shares of our common stock. While we expect that this may be sufficient to operate our business through June 2013, there can be no assurance that we will not need additional capital for operations prior to such date.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

Going Concern

Our independent registered public accountants have included a going concern explanatory paragraph in their opinion of our 2012 and 2011 financial statements.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.            Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Excel Corporation and Subsidiary
A Development Stage Company
December 31, 2012

Contents

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheet, December 31, 2012 and December 31, 2011	F-2

Consolidated Statement of Operations
For the Years Ended December 31, 2012 and 2011
and From Inception, November 13, 2010 through December 31, 2012	F-3

Consolidated Statement of Stockholders' Equity
From Inception, November 13, 2010 through December 31, 2012	F-4

Consolidated Statement of Cash Flows
For the Years Ended December 31, 2012 and 2011 and From Inception, November 13, 2010 through December 31, 2012	F-5 - F-6

Notes to Consolidated Financial Statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Excel Corporation and Subsidiary
595 Madison
Ste 1101
New York, New York 10022

We have audited the accompanying consolidated balance sheets of Excel Corporation and Subsidiary (a Delaware corporation) (A Development Stage Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and for the period November 13, 2010 (date of inception) to December 31, 2012.  Excel Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Corporation and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the for the years ended December 31, 2012 and 2011 and for the period November 13, 2010 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

April 10, 2013

Excel Corporation and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet

Assets

	December 31,
	2012	2011
Current Assets
Cash and cash equivalents	$646,136	$473,058
Accounts receivable	7,500
Notes receivable	60,000
Accrued interest	1,515
Total current assets	715,151	473,058

Other Assets
License agreements	150,000	200,000
Total other assets	150,000	200,000
Total assets	865,151	673,058

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	140,367	38,883
Note payable	120,000	120,000
Corporate taxes payable	149	2,900
Shares subject to mandatory redemption	277,000
Total current liabilities	537,516	161,783

Stockholders’ Equity
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares
authorized 31,523,745 and 30,486,000 issued and
outstanding as of December 31, 2012 and 2011	3,152	3,049
Additional paid-in capital	725,162	575,267
Accumulated deficit	(400,679)	(67,041)
Total stockholders’ equity	327,635	511,275

Total Liabilities and Stockholders’ Equity	$865,151	$673,058

See accompanying notes and accountant’s report.

Excel Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statement of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011		From Inception on November 13, 2010 through December 31, 2012

Revenues
Service fee income	$7,500	$		$7,500
Less: Cost of sales
Gross profit	7,500		-0-	7,500

Sales, General and Administrative Expense
Total SG&A expense	564,216		63,331	628,297

Net loss before other income and income taxes	(556,716)		(63,331)	(620,797)

Other Income
Gain on sale of note receivable	220,313			220,313
Referral fee income	1,250			1,250
Interest income	1,515			1,515
Total other income	223,078			223,078

Net income (loss) before income taxes	(333,638)		(63,331)	(397,719)

Income Taxes
Current			2,960	2,960
Deferred
Total income taxes			2,960	2,960

Net Income (Loss)	$(333,638)		$(66,291)	$(400,679)

Loss per share
Basic	.01077		(.00222)	(.01294)
Diluted

Weighted average shares outstanding
Basic	30,968,240		29,813,436	30,968,240
Diluted

See accompanying notes and accountant's report.

Excel Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From November 13, 2010 (Date of Inception) to December 31, 2012

							Deficit
							Accumulated
						Additional	During the
	Preferred Stock		Common Stock			Paid-In	Development
	Shares	Amount	Shares	Amount		Capital	Stage

Balance, November 13, 2010		$		$		$	$

Issuance of common stock for
cash at $.002 per share			28,986,000		2,899	55,073

Less: Stock offering costs						(16,500)

Net loss from inception on
November 13, 2010 to
December 31, 2010							(750)

Balance, December 31, 2010		$	28,986,000		$2,899	$38,573	$(750)

Issuance of common stock for
cash at $.40 per share			1,500,000		150	599,850

Less: Stock offering costs						(63,156)

Net loss for the year ended
December 31, 2011							(66,291)

Balance, December 31, 2011		$	30,486,000		$3,049	$575,267	$(67,041)

Retirement of common stock
at .0001 per share			(50,000)		(5)	5

Issuance of common stock for exchange of subsidiaries preferred stock @ .1379 per share			1,087,745		108	149,890

Net loss for the year ended
December 31, 2012							(333,638)

Balance, December 31, 2012		$	31,523,745		$3,152	$725,162	$(400,679)

See accompanying notes and accountant’s report.

Excel Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statement of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	From Inception on November 13, 2010 through December 31, 2012
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)	$(333,638)	$(66,291)	$(400,679)
Adjustments to reconcile net
income to net cash provided
by operating activities:
Changes in operating assets and
liabilities:
Increase in accounts receivable	(7,500)		(7,500)
Increase in accrued interest	(1,515)		(1,515)
Increase (decrease) in taxes
payable	(2,751)	2,900	149
Increase in accounts payable	101,484	38,883	140,367
Net cash used in operating
activities	(243,920)	(24,508)	(269,178)

CASH FLOWS FROM
INVESTING ACTIVITIES
Increase in notes payable	(60,000)		(60,000)
Increase (decrease) in licensing
agreements	50,000	(200,000)	(150,000)
Net cash used in investing
activities	(10,000)	(200,000)	(210,000)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock	103	150	3,152
Issuance of shares subject to
mandatory redemption (net)	277,000		277,000
Increase in additional paid in capital	149,895	536,694	725,162
Increase in note payable		120,000	120,000
Net cash provided by financing
activities	426,998	656,844	1,125,314

Net Increase in Cash and
Cash Equivalents	173,078	432,336	646,136

(Continued)

Excel Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statement of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	From Inception on November 13, 2010 through December 31, 2012

Cash and Cash Equivalents,
Beginning of Period	473,058	40,722

Cash and Cash Equivalents,
End of Period	$646,136	$473,058	$646,136

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION

Cash paid for:
Taxes	$	$60	$60
Interest	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE
OF NONCASH INVESTING
AND FINANCING ACTIVITIES

For the period ended
December 31, 2012	NONE	NONE	NONE

See accompanying notes and accountant's report.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Parent”) was organized November 13, 2010 as a Delaware corporation.  The Parent has one wholly owned subsidiary, XL Fashions Inc. formed in fiscal year 2012, (the “Subsidiary”) (Parent and Subsidiary, collectively, the “Company”).

The Company currently is considered a development stage company as defined by FASB ASC 915-205-45-6.  The Company is currently devoting substantially all of its efforts in two areas.  First, the Company is acting as agent for licensing brands of corporations, people, government agencies, etc. (“Licensors”) in a broad range of product categories.  The Company intends to obtain agent rights to license select brands where the brand name can be leveraged into new categories.  The Company’s objective is to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensor and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand. The Company expects to organically grow the existing portfolio and enter into joint ventures or other partnerships with the goal of leveraging the experience of agent management in the license of branded merchandise.

The Company expects that Licensors will typically require Licensees to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach specified targets.  The Company further expects that any licenses issued will require Licensees to pay certain minimum amounts for the advertising and marketing of the respective license brands.

The Company’s other efforts (which commenced in January 2013) will be in the merchant processing industry.  The Company will focus on acquiring merchants for credit card processing.  The Company will do this through Independent Sales Organizations (“ISO”s) who will solicit small to medium sized merchants. These merchants may be underserved by the large processors in terms of pricing and customer service and may therefore be better suited to receive service from a merchant acquirer.  As a result of processing relationships, the Company believes that it will be able to provide competitively priced credit and debit card processing while providing a high level of customer service.

The Company will sell electronic payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants who accept credit cards, debit cards, checks, and other non-cash forms of payment.  In addition, the Company will acquire monthly residual streams currently in place between ISOs and processors.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds through sales of its common stock or through loans from shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).  The accompanying consolidated financial statements reflect the results of operations, financial position and cash flows of the Company, and include theaccounts of the Company and subsidiaries, after elimination of all intercompany transactions in the consolidation.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through April 10, 2013, which is the date the financial statements were available to be issued.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Revenue Recognition

The Company’s revenue will consist of agent fees from client licenses issued and merchant acquirer fees.  Agent fee revenues will include royalties and brand fund contributions which will be based on a percent of sales and an initial license fee.  Royalties, agent fees and brand fund contributions will be recognized in the period earned.

Merchant acquirer revenue will primarily be comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions.  Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction.   Fees will be recognized in the period earned.

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

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRSs”).  ASU 2011-04 was effective on January 1, 2012 for the Company and the adoption did not have significant impact on the Company’s consolidated results of operations, financial position or cash flows.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05).  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  For interim periods, issuers are only required to provide a total of comprehensive income.  These amendments do not change the items that must be reported in other comprehensive income.  The Company adopted ASU 2011-05 effective January 1, 2012 and the adoption did not have significant impact on comprehensive income.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  The amendments in ASU 2012-02, similar to the amendments of ASU 2011-08, permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not expect the adoption of ASU 2012-02 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

5.	FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

5.	FAIR VALUE MEASUREMENTS (Continued)

ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable,either directly orindirectly.  Level 2 inputs include quoted prices for similar assets, quotedprices in markets that are not consideredto be active, and observable inputs other than quoted prices such as interest rates.

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

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Corporate Tax Payable

The items are generally short-term in nature, and accordingly, the carrying amounts reported in the consolidated statements of financial condition are reasonable approximations of their fair values.

License Agreements and Note Payable

The carrying amounts approximate the fair value.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2012, the Company has available unused operating loss carryforwards of approximately $398,000 which may be applied against future taxable income which expires in various years between 2025 and 2026.

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

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

7.	STOCKHOLDERS' EQUITY

At December 31, 2012, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.

8.	STOCK OPTIONS

Under the Company's stock option plan, the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation.  The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares.  Awards under this plan are made by the Board of Directors or a committee of the Board.  Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market value on the day of the grant.  Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.  As of December 31, 2012, no options have been issued.

9.	RELATED PARTY TRANSACTIONS

In December 2010, officers of the Company purchased 21,121,000 shares of the Company or 75% of the stock issued.

10.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Dilutive loss per share was not presented, as the Company as of December 31, 2011 issued no options and no warrants which would have had an antidilutive effect on earnings.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

10.	LOSS PER SHARE (Continued)

The following is a reconciliation of the numerators and denominators of the basic per share calculation for the year ended December 31, 2012, for the year ended December 31, 2011 and for the period November 13, 2010 (date of inception) through December 13, 2010.

	For the Year	For the Year	From Inception on November 13, 2010
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Loss from continuing operations available to common stockholders	(333,638)	(66,291)	(400,679)

Weighted average number of common shares outstanding used in earnings per share during the period	30,968,240	29,813,436	30,968,240

Loss per common share	(.01077)	(.00222)	(.01294)

11.	LICENSING AGREEMENTS

Billy Martin Agreement

On October 21, 2011, the Company entered into an Agreement of Sale with Real American Capital Corp to purchase the assets of the business known as “Billy Martin’s”, collectively the “Assets”.  The assets include the following:

1.	All rights, title and interest in and under the trademarks including all claims associated with the license, the “Trademarks”.
2.	The right, title and interest of the Seller in the name of Billy Martin’s, the “Name”.
3.	Any goodwill associated with the trademark, the “Goodwill”.
4.	Any furniture, furnishings, fixtures, “fixtures and equipment”, as defined in the agreement.

The purchase price for the assets above was $150,000 due as follows:

1.	$30,000 was due at closing, October 24, 2011, and was paid.
2.
An additional $120,000 at closing by the execution of a Promissory Note by the Purchaser to the seller.  This note calls for $30,000 payments at zero percent interest (0%) commencing October 17, 2012, and continuing on the 17th of October of each succeeding year, until Note is paid.

The Company is in the process of negotiating out of the agreement, but as of December 31, 2012, the Company was in default of the payment due on October 17, 2012.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

11.	LICENSING AGREEMENTS (Continued)

Stand up to Cancer Agreement

On September 2, 2011, the Company, the “Licensee”, entered into a License Agreement with the Entertainment Industry Foundation, the “Licensor”, in which the Licensor granted the Licensee the exclusive right to manufacture, advertise, and distribute licensed products in a Territory as defined in the License Agreement.

As of December 31, 2012, the agreement was terminated.

Master License Agreement (Michael Vick)

On June 9, 2011, the Company, “the Licensee”, entered into a Master License Agreement with Michael Vick, “the Licensor”, which grants the Licensee an exclusive twenty-five year license to use the name and mark, referred to as the “Marks” pursuant to the “Master License” throughout the world.  The license granted under the agreement was royalty free, provided that the Licensor was to be reimbursed for funds expended in registering, securing, acquiring, maintaining, or protecting the Mark.

As of December 31, 2012, the agreement has been terminated.

Representation Agreement (Soupman Inc.)

On February 4, 2012, the Company, the “Agent”, entered into an Agreement with Soupman, Inc. (Principal).  Pursuant to the agreement, the Principal has designated the Agent as the exclusive licensing agent in the Territory, as defined in the Agreement. As licensing agent, the Company will negotiate and service licensing agreements on behalf of the Principal.

As compensation, Excel will receive 25% of all licensing revenue from agreements executed pursuant to the terms of the Representation Agreement and five percent (5%) of other licensing revenue as defined in the Agreement.  All payments from License Agreements are made payable to the Principal and after such payment, the Agent will be paid the commission as indicated above.

The initial term of the Agreement is for one year and automatically renews provided that the Agent has submitted to the Principal a minimum of five potential license applications.  Subsequent to the second year, the Agreement will terminate unless extended by written agreement..

As of December 31, 2012, the agreement is still active.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

11.	LICENSING AGREEMENTS (Continued)

Camuto Consulting

On February 21, 2012, the Company entered into an Agreement with Camuto Consulting, Inc. (the “Principal”), in which the Principal engaged the Company as the Licensing Agent to identify and secure licenses as applicable.  The Agreement is for a one year term and expires February 28, 2013.

Compensation to the Licensing Agent pursuant to the agreement is as follows:

1)	Commissions payable at six and a half (6.5%) on Royalties earned and received by the Principal during the first term of solicited agreements with eligible Licensees that are executed.

2)	Commissions payable at five (5%) on Royalties earned and received by the Principal during any renewal term of solicited agreements with eligible Licensees that are executed.

As of December 31, 2012, the agreement is still active.

Benedetto Arts, LLC

On May 3, 2012, the Company entered into an Agreement with Benedetto Arts, LLC  (“BA”), in which BA will utilize the Company as an independent contractor for the solicitation of licensing opportunities.   As compensation for its services, the Company will receive a commission based on 20% of Gross Revenue as defined in the Agreement.

The term of the Agreement is for one year commencing on May 3, 2012 with an option to extend if both parties agree.  In addition, if the Company does not deliver three business opportunities from the May 3, 2012 date, BA has the right to terminate the Agreement.

As of December 31, 2012, the agreement is still active.

Representation Agreement-Life Guard

On January 2, 2012, the Company (the “Agent”) entered into an Agreement with Lifeguard Licensing Corp, (“the Principal)  in which the Principal owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property referred to as the “ Property”.  The Principal, pursuant to the Agreement designated the Company as the Licensing Agent to negotiate and service license agreements with respect to commercial exploitation of the Property within the Territory as defined in the Agreement.

The term of the Agreement is for one year commencing on the effective date (January 2, 2012). The Principal may terminate the Agreement upon written notice if the agent does not meet certain terms as defined in the agreement. The Agents compensation will be calculated at 25%, 20% and 15% of Net Revenues for the initial term, second renewal term, and third renewal term respectively.  In addition to the Agent’s Compensation the Principal will reimburse the Agent for out of pocket expenses.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

11.	LICENSING AGREEMENTS (Continued)

As of December 31, 2012, the agreement is still active.

Representation Agreement-Hickory Farms

On March 12, 2012, the Company, (the “Agent”) entered into an Agreement with Hickory Farms, Inc. (“the Principal)  in which the Principal owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property referred to as the “ Property”.  The Principal, has designated the Company as the Licensing Agent to negotiate and service license agreements only, with respect to commercial exploitation of the Property within the Territory as defined in the Agreement.  This excludes any wholesale sales of Hickory Farm product of which the Agent will not receive any commissions.

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

As of December 31, 2012, the agreement has been terminated.

12.	NOTE RECEIVABLE

On August 1, 2012, the Company entered into a Secured Promissory Note with Shoutomatic LLC (the “Maker”) in which the Maker promises to pay the Company (the “Payee”) the principal sum of $60,000 at an interest rate of Six percent per annum.  The interest will accrue and be paid with principal in full on August 1, 2013 (“Maturity Date”). The Maker has the right to prepay without penalty.

13.	LOAN ASSIGNMENT AGREEMENT

On January 23, 2012 the Parent’s wholly owned subsidiary, XL Fashions Inc., entered (“XL”) into an Agreement with Orix Venture Finance.  Pursuant to the Agreement, XL Fashions acquired a $3.4 Million dollar senior secured loan and warrant from Orix to purchase Class A Preferred Units of e-Fashions Solutions, LLC (“e-Fashions”).  Orix was E-Fashions senior secured lender and the loan is secured by all assets of e-Fashions.

Excel Corporation and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

13.	LOAN ASSIGNMENT AGREEMENT (Continued)

As part of the Agreement, Orix assigned registration rights to XL Fashions requiring e-Fashions to register the securities underlying the warrant.  The purchase price paid by XL for the loan, warrant and related rights was $1,050,000 less a deposit of $20,120 received by Orix in January 2012.

On June 11, 2012, e-Fashions made a payment to XL in the amount of $250,000 for payments received after the acquisition.

On June 25, 2012, XL Fashions sold the note for $925,000.  Based on payments received during the holding of the note, and the sale of the note, XL Fashions realized a gain of $220,313.

14.	SHARE SUBJECT TO MANDATORY REDEMPTION

The funds that XL Fashions utilized for the Orix Note acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share.  The shares will convert on a one for one basis for shares of Excel Corporation common stock or will be purchased back in cash.  As of December 31, 2012, 7,744,743 shares of this Preferred stock was either converted to Excel Corporation common stock or purchased back in cash.  As of December 31, 2012, 1,863,669 shares were issued and outstanding.

15.	SUBSEQUENT EVENTS

On January 14, 2013, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Excel Business Solutions, Inc., a Delaware corporation (“EBSI”), and ECB Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into EBSI, and EBSI, as the surviving corporation, became a wholly-owned subsidiary of the Company.

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, each share of EBSI’s common stock issued and outstanding immediately prior to the closing of the Merger wasconverted into the right to receive an aggregate of 33,532.446 shares of common stock, par value $0.0001 per share, of the Company, with fractional shares of the Company’s common stock rounded up or down to the nearest whole share.

Following the closing of the Merger, there were 65,201,223 shares of common stock issued and outstanding.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.       Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (“US GAAP”), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has concluded that as of December 31, 2012, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information.

None

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date of this report. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position with the Company
David Popkin	38	Chief Executive Officer and Director
Shawn Alcoba	38	Comptroller
Ruben Azrak	60	Director
Charles Azrak	25	Director
Victor Azrak	30	Director
Meyer “Marcus” Clapman	35	Director
Antonio Rubio	42	Director

The term of office of each director ends at the next annual meeting of our stockholders or when such director's successor is elected and qualified. No date for the next annual meeting of stockholders is specified in our bylaws or has been fixed by the Board of Directors. The term of office of each officer ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Biographies

David Popkin, Chief Executive Officer and Director. Mr. Popkin became a director of ours and our Chief Executive Officer upon consummation of the Merger. Mr. Popkin has been a Real Estate developer since 2000.  He has overseen all facets of the business beginning with land acquisition, obtaining city approvals, securing financing, construction management and culminating in the sale or ongoing property management effort.  Since March, 2012, he has served as the Managing Member of Unite & Opus, LLC.  Mr. Popkin has a Bachelor of Arts in Economics and Philosophy as well as a Masters of International Affairs, both from Columbia University. Our board is of the opinion that David Popkin’s prior experience in business management and development qualifies him to serve as a member of our Board of Directors.

Shawn Alcoba, Comptroller. Shawn Alcoba became our Comptroller upon consummation of the Merger. He served as the Comptroller for Intermedia.net Inc., a provider of cloud computing services for small and medium sized businesses, from January 2007 until the company was purchased by Oak Hill Capital Management Partners in May 2011. From June 2011 to October 2012, he continued at Intermedia.net Inc. under the new ownership. Mr. Alcoba graduated from Columbia University in 1998.

Ruben Azrak, Director. Ruben Azrak a founder of the Company and has been a director since our incorporation in November 2010. Mr. Azrak was our Chief Executive Officer from inception until the date of the Merger. Beginning in 1998, along with Russell Simmons, Mr. Azrak developed Phat Farm Licensing. Phat Farm Licensing was sold in 2004. In 1996 he started Check Group LLC, a company engaged in the apparel business. Mr. Azrak subsequently sold his entire interest in Check Group to a partner. Mr. Azrak is Chairman and a Director of RVC Enterprises, which was formed with his two sons, Victor and Charles. RVC, through its subsidiaries and affiliates, now licenses ROCAWEAR, the ladies sportswear line from the entertainer-entrepreneur Jay-Z. In addition, RVC owns the license for ELLEN TRACY sportswear and BEVERLY HILLS POLO CLUB. Mr. Azrak is also President and the sole director of Lifeguard Licensing Corp. and Lucky Star licensing. Mr. Azrak is active in the real estate business as both an investor and owner of a number of commercial buildings throughout the NY City area. Our board is of the opinion that Ruben Azrak’s prior experience in licensing with both Phat Farm Licensing and RVC qualifies him to serve as a member of our Board of Directors. Mr. Azrak is the father of Charles Azrak and Victor Azrak.

Charles Azrak, Director. Charles Azrak has been a director of ours since inception. Mr. Azrak was our Vice President and Secretary from inception until the date of the Merger. He has been involved in all phases of RVC's operations since 2006; specifically, finance, sourcing of product and production. Charles Azrak is Vice President, Secretary and a director of RVC. Our board is of the opinion that Charles Azrak’s prior experience in licensing with RVC qualifies him to serve as a member of our Board of Directors. Charles Azrak is the son of Ruben Azrak and the brother of Victor Azrak.

Victor Azrak, Director. Victor Azrak has been a director of ours since inception. Mr. Azrak was our Vice President from inception until the date of the Merger.  He managed Apple Bottoms, a women's clothing line from 2005 to 2006 He oversaw product development, sales and design at Apple Bottoms and has continued in that capacity at RVC, since 2006. Victor Azrak is President and a Director of RVC. Our board is of the opinion that Victor Azrak’s prior experience in licensing with RVC qualifies him to serve as a member of our Board of Directors. Victor Azrak is the son of Ruben Azrak and the brother of Charles Azrak.

Meyer “Marcus” Clapman, Director. Mr. Clapman became a director of ours upon consummation of the Merger. From December 2005 to August 2009, Mr. Clapman served as the Director of Business Development at Business Payment Systems. He aided in strategic investments, product development, cultivating ISO relationships and third party alliances that directly contributed to that company achieving $3.5 Billion in annual transactional volume and becoming the largest Merchant Acquirer as measured by registered representatives.   Mr. Clapman has also served in the comparable role since September 2009 as Director of Business Development for Tribul Merchant Services after his employment at Business Payment Systems with Tribul Merchant Services.  Mr. Clapman graduated from the Talmudic Seminary of America in 1999. Our board is of the opinion that Mr. Clapman’s prior experience working for a Merchant Acquirer qualifies him to serve as a member of our Board of Directors.

Antonio Rubio, Director. Mr. Rubio became a director of ours upon consummation of the Merger. He has over 15 years’ experience in the Merchant Acquisition Industry. Since its inception in 2006 to present, Mr. Rubio has been the President at VLA Merchant Services where he recruited bilingual sales agents for merchant acquirers.  Mr. Rubio managed over two hundred Sales Agents targeting Hispanic business owners.  Mr. Rubio completed his Bachelor of Science at O&M University in the Dominican Republic. Our board is of the opinion that Antonio Rubio’s prior experience in the Merchant Acquisition Industry qualifies him to serve as a member of our Board of Directors.

Directors’ and Officers’ Liability Insurance

We are in the process of obtaining directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance also insures us against losses which we may incur in indemnifying our officers and directors.

Compliance With Section 16(a) of the Exchange Act

Our common stock is not registered under Section 12 of the Exchange Act and therefore our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock are not subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities.

Code of Ethics

We have adopted a written code of business conduct and ethics, to be known as our code of ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer and all persons providing similar functions.

A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●	compliance with applicable laws, rules and regulations,
●	the prompt reporting violation of the code, and
●	accountability for adherence to the code.

We will provide a copy of the code of ethics free of charge upon request to any person submitting a written request to our Chief Executive Officer.

Board Committees

Our Board of Directors has no separate committees.  No one serving on our Board of Directors would qualify as an audit committee financial expert.

Item 11.             Executive Compensation.

Summary Compensation Table

None of our officers received compensation for the years ended December 31, 2011 or 2012.

Employment Agreements and Compensation

The Company has entered into three-year employment agreements in January 2013 with each of David Popkin and Shawn Alcoba. The terms of their employment agreements are identical except the amount of their annual salary. David Popkin, our Chief Executive Officer, earns a salary of $180,000 per year. Shawn Alcoba, our Comptroller, earns a salary of $120,000 per year.  They are also entitled to participate in the Company’s benefit plans and to receive such additional consideration, including cash and stock bonuses and option grants, as determined by our Board of Directors. Their employment agreements can be terminated, among the other things, by the Company for cause or by the employees for certain good reasons. Their employment agreements also contain customary provisions of confidentiality and non-competition or non-solicitation.

The Company entered into a two-year employment agreement in February 2012 with Robert Stone, our Vice-President of Licensing. He earns a salary of $120,000 per year.  He is also entitled to receive a commission equal to 10% of all revenues generated from licenses he procures and bonuses as determined by our Board of Directors. His employment agreement can be terminated by the Company for cause or without cause. His employment agreement also contains customary provisions of confidentiality and non-competition or non-solicitation.

Stock Option Grants

We did not grant any stock options to anyone during the most recent fiscal period ended December 31, 2012.

Compensation of Directors

None of our directors received compensation for the years ended  December 31, 2012.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 16, 2013 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.  Each 5% stockholder's address is c/o Excel Corporation at 595 Madison Avenue, Suite 1101 New York, NY 10022, unless stated otherwise.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5% Owners:
Sarah Azrak(2)	10,007,200	15.4%
The Samuel Chanin Irrevocable Insurance Trust December 21, 2006(3)	6,474,320	9.9%
S.E.A Forever LLC(4)	3,862,570	5.9%
Executive Officers and Directors:
David Popkin	1,331,105	2.0%
Shawn Alcoba	992,461	1.5%
Meyer “Marcus” Clapman	2,481,153	3.8%
Antonio Rubio	1,984,922	3.0%
Ruben Azrak	3,104,600	4.8%
Victor Azrak	3,104,600	4.8%
Charles Azrak	3,104,600	4.8%
All executive officers and directors as a group (seven persons)	16,103,441	24.7%
_____________________
(1)
Based on 65,201,223 shares of our common stock issued and outstanding, which does not include the 1,863,669 shares we are contractually obligated to issue upon conversion of the outstanding shares of XL’s, preferred stock.

(2)
Sarah Azrak is a natural person with voting and dispositive power over 6,902,600 shares of our common stock as trustee for The Azrak Family 2010 Irrevocable Trust. In addition, she is the holder of 3,104,600 shares of our common stock. Ms. Azrak is the wife of Ruben Azrak. Victor and Charles Azrak are the sons of Ruben and Sarah Azrak.

(3)
Lieba Chanin is a natural person with voting and dispositive power over 6,474,320 shares of our common stock as trustee for The Samuel Chanin Irrevocable Insurance Trust December 21, 2006.  Mrs.   Chanin is the sister-in-law of Isroel Chanin, Mendel Chanin and Yekusiel Chanin who are also our shareholders.

(4)	Yeruchem Blesofsky is a natural person with voting and dispositive power over 3,862,570 shares of our common stock held by S.E.A. Forever LLC.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

Item 13.            Certain Relationships and Related Transactions.

There has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party and in which any related person had or will have a direct or indirect material interest, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at the end of the last two fiscal years.

Director Independence

The Company has determined that none of our directors would be considered independent.

Item 14.            Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2012 and December 31, 2011, the firm of Connolly, Grady & Cha, P.C. was our principal accountant and the firm of Sasserath & Zoraian, LLP was our principal tax firm. The following is a summary of fees paid or to be paid to them for services rendered.

Audit Fees: Aggregate fees billed by Connolly, Grady & Cha, P.C. for professional services rendered for the audit of our annual financial statements and review of our interim financial statements for the years ended December 31, 2012 and December 31, 2011 were $24,640 and $13,671, respectively.

Audit-Related Fees: There were no additional fees billed by Connolly, Grady & Cha, P.C. for services related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2012 and December 31, 2011.

Tax Fees: Aggregate fees billed by Sasserath & Zoraian, LLP for tax compliance, tax advice and tax planning for the years ended December 31, 2012 and December 31, 2011 were $15,960 and $4,650 respectively.

All Other Fees: There were no additional fees billed by Connolly, Grady & Cha, P.C. for products and services other than those described above for the years ended December 31, 2012 and December 31, 2011.

PART IV

Item 15.            Exhibits, Financial Statement Schedules.

(a)            List of Financial Statements

The following consolidated financial statements of the Company are included in “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)           Exhibits

Exhibit No.	Description

2.1
Agreement of Merger and Plan of Reorganization, dated January 14, 2013 by and among Excel Corporation, ECB Acquisition Corp and Excel Business Solutions, Inc., is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 18, 2013.

2.2
Certificate of Merger, dated January 14, 2013, merging ECB Acquisition with Excel Business Solutions, is incorporated herein by reference to Exhibit 2.2 of Company’s Current Report on Form 8-K dated January 18, 2013.

3.1
Certificate of Incorporation of Ruby Worldwide Ltd., dated November 11, 2010, is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.2
Certificate of Amendment of Certificate of Incorporation of Ruby Worldwide Ltd., dated December 1, 2012, is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.3
Certificate of Amendment of Certificate of Incorporation of Excel Corporation, dated January 19, 2011, is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.4	By-Laws of Excel Corporation is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.1
Employment Agreement, dated January 14, 2013, by and between Excel Corporation and David Popkin, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.2
Employment Agreement, dated January 14, 2013, by and between Excel Corporation and Shawn Alcoba, is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.3
Form of Lockup Agreement, dated January 14, 2013, by and between Excel Business Solutions and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.4
Equity Incentive Plan by Excel Corporation, dated for the year 2011, is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.5
Subscription Agreement, dated as of April 31, 2011, of and between Excel Corporation and Purchaser, is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 31, 2011 (File No. 333-173702).

10.6
Licensing Agreement, dated February 21, 2012 by and between Camuto Consulting, Inc. and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated May 5, 2012.

10.7
Exclusive Agreement, dated May 3, 2012, by and between Benedetto Arts, LLC c/o RPM Music Productions, Inc. and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated May 5, 2012.

10.8
Representation Agreement, dated March 12, 2011, by and between Excel Corporation and Hickory Farms, Inc., is incorporated herein by reference to Exhibit 10.6 in Company’s Quarterly Report on Form 10-Q dated November 26, 2012.

10.9
Representation Agreement, dated February 4, 2012, by and between Soupman Inc. and Excel Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 5, 2012.

14.1
Code of Business Conduct and Ethics Agreement by Excel Corporation, dated April 22, 2011, is incorporated herein by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer of Excel Corporation.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer of Excel Corporation.

32.1
Certification pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer and Principal Financial Officer of Excel Corporation.

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

EXCEL CORPORATION

April 16, 2013	By:	/s/ David Popkin
David Popkin
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Popkin	Chief Executive Officer and Director	April 16, 2013
David Popkin	(principal executive officer)

/s/ Shawn Alcoba	Comptroller	April 16, 2013
Shawn Alcoba	(principal financial and accounting officer)

/s/ Ruben Azrak	Director	April 16, 2013
Ruben Azrak

/s/ Charles Azrak	Director	April 16, 2013
Charles Azrak

/s/ Victor Azrak	Director	April 16, 2013
Victor Azrak

/s/ Meyer “Marcus” Clapman	Director	April 16, 2013
Meyer “Marcus” Clapman

/s/ Antonio Rubio	Director	April 16, 2013
Antonio Rubio

Exhibit Index

Exhibit No.	Description

2.1
Agreement of Merger and Plan of Reorganization, dated January 14, 2013 by and among Excel Corporation, ECB Acquisition Corp and Excel Business Solutions, Inc., is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 18, 2013.

2.2
Certificate of Merger, dated January 14, 2013, merging ECB Acquisition with Excel Business Solutions, is incorporated herein by reference to Exhibit 2.2 of Company’s Current Report on Form 8-K dated January 18, 2013.

3.1
Certificate of Incorporation of Ruby Worldwide Ltd., dated November 11, 2010, is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.2
Certificate of Amendment of Certificate of Incorporation of Ruby Worldwide Ltd., dated December 1, 2012, is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.3
Certificate of Amendment of Certificate of Incorporation of Excel Corporation, dated January 19, 2011, is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.4	By-Laws of Excel Corporation is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.1
Employment Agreement, dated January 14, 2013, by and between Excel Corporation and David Popkin, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.2
Employment Agreement, dated January 14, 2013, by and between Excel Corporation and Shawn Alcoba, is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.3
Form of Lockup Agreement, dated January 14, 2013, by and between Excel Business Solutions and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.4
Equity Incentive Plan by Excel Corporation, dated for the year 2011, is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.5
Subscription Agreement, dated as of April 31, 2011, of and between Excel Corporation and Purchaser, is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 31, 2011 (File No. 333-173702).

10.6
Licensing Agreement, dated February 21, 2012 by and between Camuto Consulting, Inc. and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated May 5, 2012.

10.7
Exclusive Agreement, dated May 3, 2012, by and between Benedetto Arts, LLC c/o RPM Music Productions, Inc. and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated May 5, 2012.

10.8
Representation Agreement, dated March 12, 2011, by and between Excel Corporation and Hickory Farms, Inc., is incorporated herein by reference to Exhibit 10.6 in Company’s Quarterly Report on Form 10-Q dated November 26, 2012.

10.9
Representation Agreement, dated February 4, 2012, by and between Soupman Inc. and Excel Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 5, 2012.

14.1
Code of Business Conduct and Ethics Agreement by Excel Corporation, dated April 22, 2011, is incorporated herein by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer of Excel Corporation.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer of Excel Corporation.

32.1
Certification pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer and Principal Financial Officer of Excel Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document