Form 10-Q
period 2013-03-31
Excel Corp
filed 2013-05-20
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   333-173702

Excel Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-3955524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

595 Madison Avenue, Suite 1101, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   212-377-0100

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

As of May 20, 2013, there were 65,201,223 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1
Consolidated Statements of Operations for 3 months ended March 31, 2013, 3 months ended March 31, 2012, and from inception, November 13, 2010 until March 31, 2013	2
Consolidated Statements of Changes in Stockholders' Equity from inception, November 13, 2010 until March 31, 2013	3
Consolidated Statements of Cash Flows for 3 months ended March 31, 2013, 3 months ended March 31, 2012, and from inception, November 13, 2010 until March 31, 2013	4
Notes to Unaudited Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Overview	14
Results of Operations	15
Liquidity and Capital Resources	15
Significant Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4. MINE SAFETY DISCLOSURE	18

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	18
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$321,975	$646,136
Accounts receivable	15,000	7,500
Prepaid Expenses	99,756	-
Notes receivable	60,000	60,000
Accrued interest on note receivable	2,442	1,515
Total current assets	499,174	715,152

Other Assets
Security Deposits	7,939	-
License agreements	150,000	150,000
Total other assets	157,939	150,000
Total Assets	657,113	865,152

LIABILITIES
Current Liabilities
Accounts payable	136,138	140,366
Accrued Payroll and Payroll Liabilities	26,099	-
Other Accrued Liabilities	104	-
Notes payable	134,147	120,000
Corporate taxes payable	-	149
Shares subject to mandatory redemption	257,000	277,000
Total current liabilities	553,487	537,515

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 65,201,223 and 31,523,745 issued and outstanding as of March 31, 2013 and December 31, 2012 respectively	6,520	3,152
Additional paid-in capital	745,148	725,163
Accumulated deficit	(648,043)	(400,679)
Total stockholders' equity	103,625	327,636
Total Liabilities and Stockholders' Equity	$657,113	$865,152

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		From Inception November 13, 2010
	March 31,		through
	2013	2012	March 31, 2013
Revenues
Service Fee Income	22,500	-	30,000
Total Income	22,500	-	30,000

Cost of Sales
Cost of Sales	-	-	-
Total Cost of Sales	-	-	-
Gross Profit	22,500	-	30,000

Sales, General and Administrative Expense
Total SG&A Expense	241,941	157,527	870,238

Net loss before other income and income taxes	(219,441)	(157,527)	(840,238)

Other Income
Gain on sale of note receivable	-	-	220,313
Referral fee income	-	-	1,250
Interest income	927	-	2,442
Total other income	927	-	224,005

Other Expense
Loss on acquisition of subsidiary	20,868		20,868
Total other expense	20,868	-	20,868

Net income (loss) before income taxes	(239,382)	(157,527)	(637,101)

Income Taxes
Current	7,983	-	10,943
Deferred	-	-	-
Total income taxes	7,983	-	10,943

Net income (loss)	$(247,364)	$(157,527)	$(648,043)

Loss Per Share
Basic	$(0.00410)	$(0.00517)	$(0.01074)
Diluted

Weighted Average Shares Outstanding
Basic	60,357,648	30,486,000	60,357,648
Diluted

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (unaudited)
From November 13, 2010 (Date of Inception) to March 31, 2013

							Deficit
	Preferred Stock		Common Stock			Additional Paid-in	Accumulated During the
	Shares	Amount	Shares		Amount	Capital	Development Stage

Balance, November 13, 2010	$	$-	$		$-	$-	$-

Issuance of common stock for
cash at $.002 per share				28,986,000.00	2,899.00	55,073.00

Less: Stock offering costs						(16,500.00)

Net loss from inception on
November 13, 2010 to
December 31, 2010							(750.00)

Balance, December 31, 2010		$-		28,986,000.00	$2,899.00	$38,573.00	$(750.00)

Issuance of common stock for
cash at $.40 per share				1,500,000.00	150.00	599,850.00

Less: Stock offering costs						(63,156.00)

Net loss for the year ended
December 31, 2011							(66,291.00)

Balance, December 31, 2011		$-		30,486,000.00	$3,049.00	$575,267.00	$(67,041.00)

Retirement of common stock
at .0001 per share				(50,000.00)	(5.00)	5.00

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share				1,087,745.00	108.00	149,890.00

Net loss for the year ended
December 31, 2012							(333,638.00)

Balance, December 31, 2012				31,523,745.00	$3,152.00	$725,162.00	$(400,679.00)

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share				145,032.00	15.00	19,986.00

Issuance of common stock for
acquisition of Excel Business Solutions
at par value (.0001 per share)				33,532,446.00	3,353.00

Net loss for the quarter ended
March 31, 2013							(247,364.00)

Balance, March 31, 2013				65,201,223.00	$6,520.00	745,148.00	$(648,043.00)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		From Inception November 13, 2010
	March 31,		through
	2013	2012	March 31, 2013
Operating Activities:
Net Income	$(247,364)	$(157,527)	$(648,043)
Adjustments to reconcile net income to net cash provided
by Operating Activities:
Changes in operating assets and liabilities:
Accounts Receivable	(7,500)		(15,000)
Prepaid and other Current Assets	(99,756)	(1,500)	(99,756)
Security Deposits	(7,939)	-	(7,939)
Accounts Payable	(4,596)	(21,092)	136,138
Accrued Interest on Note	(927)	-	(2,442)
Accrued Expenses	23,203	83,731	26,203
Income Taxes Payable	(149)	(2,751)	-

Net cash provided by operating activities	(345,029)	(99,139)	(610,840)

Cash flows from investing activities:
Increase (decrease) in due from notes payable	(3,353)	(1,029,880)	74,147
Increase (decrease) in license agreements	-		(150,000)

Net cash used in investing activities	(3,353)	(1,029,880)	(75,853)

Cash flows from financing activities:
Issuance of shares subject to mandatory redemption	(20,000)		257,000
Increase (decrease) in additional paid in capital	40,754	1,325,000	745,148
Issuance of common stock	3,368		6,520

Net cash used in financing activities	24,121	1,325,000	1,008,668

Net increase in cash	(324,261)	195,981	321,975

Cash - beginning	646,236	473,058	-

CASH - ENDING	$321,975	$669,039	$321,975

Supplemental disclosures of cash flow information:
Interest paid
Income taxes paid	$5,843		$60

Supplemental disclosures of noncash investing and
financing activities	None	None	None

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Parent”) was organized November 13, 2010 as a Delaware corporation.  The Parent has two wholly owned subsidiaries, XL Fashions Inc. formed in fiscal year 2012, (the “First Subsidiary”), Excel Business Solutions, Inc., formed in fiscal year 2013 (see note 14), (the “Second Subsidiary”), (Parent,  First Subsidiary and Second Subsidiary, collectively, the “Company”).

The Company currently is considered a development stage company as defined by FASB ASC 915-205-45-6.  The Company is currently devoting substantially all of its efforts in two areas.  First, the Company is licensing brands in a broad range of product categories.  The Company also intends to license select brands where the brand name can be leveraged into new categories.  The Company’s objective is to develop a diversified portfolio of iconic consumer brands by issuing licenses and then organically growing the existing portfolio, licensing new brands and entering into joint ventures or other partnerships with the goal of leveraging the experience of management in the license of branded merchandise.

Based upon the experience of its management, the Company expects that its licenses will typically require licensees to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach specified targets.  The Company further expects that any licenses issued will require licensees to pay certain minimum amounts for the advertising and marketing of the respective license brands.

The Company’s other effort will be in the merchant processing industry.  The Company will focus on acquiring merchants for credit card processing.  The Company will do this through Independent Sales Organizations (“ISO”s) who will solicit small to medium sized merchants. These merchants may be underserved by the large processors in terms of pricing and customer service and may therefore be better suited to receive service from a merchant acquirer.  As a result of processing relationships, the Company believes that it will be able to provide competitively priced credit and debit card processing while providing a high level of customer service.

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds through sales of its common stock or through loans from shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).  In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of March 31, 2013 and December 31, 2012, the consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through May 18, 2013, which is the date the financial statements were available to be issued.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Revenue Recognition

The Company’s revenue will consist of fees from licenses issued and merchant acquirer fees.  License revenues will include royalties and brand fund contributions which will be based on a percent of sales and an initial license fee.  Royalties, license fees and brand fund contributions will be recognized in the period earned.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of the provision in this ASU did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

5	FAIR VALUE MEASUREMENTS

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

5	FAIR VALUE MEASUREMENTS (Continued)

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

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2013, the Company has available unused operating loss carryforwards of approximately $398,000 which may be applied against future taxable income which expires in various years between 2025 and 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards.  The Company has established a valuation allowance equal to the effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

7.	STOCKHOLDERS' EQUITY

At March 31, 2013, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.  As of March 31, 2013, the Company had 65,201,223 shares issued and outstanding.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

8.	STOCK OPTIONS

On Nov 13, 2010 the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation.  The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares.  Awards under this plan are made by the Board of Directors or a committee of the Board.  Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market value on the day of the grant.  Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.  As of March 31, 2013, no options have been issued.

9.	RELATED PARTY TRANSACTIONS

On January 14, 2013, in conjunction with the acquisition of subsidiary (see note 14), there was an issuance of stock, 33,523,446, approximately 50% of total stock issued, of which 6,789,641 was issued to current officer and directors of Excel Corp.

10.	LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Dilutive loss per share was not presented, as the Company as of March 31, 2011 issued no options and no warrants which would have had an antidilutive effect on earnings.

The following is a reconciliation of the the basic loss per share – common calculation for the 3 months ended March 31, 2013, for the 3 months ended March 31, 2012 and for the period November 13, 2010 (date of inception) through March 31, 2013.

	For the Three	For the Three	November 13, 2010
	Months Ended	Months Ended	(date of inception)
	March 31, 2013	March 31, 203	through March 31,2013

Loss from continuing
operations available
to common
stockholders	(247,364)	(157,526)	(648,043)

Weighted average
number of common
shares outstanding
used in earnings
per share during
the period	60,357,648	30,486,000	60,357,648

Loss per common share	(.00410)	(.00517)	(.01074)

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

11.	LICENSING AGREEMENTS

Billy Martin Agreement

On October 21, 2011, the Company (the “Purchaser”) entered into an Agreement of Sale (the “Agreement”) with Real American Capital Corp (the “Seller”) to purchase the assets of the business known as “Billy Martin’s”, (collectively the “Assets”).  The Assets included the following:

1.	All rights, title and interest in and under the trademarks including all claims associated with the license, the “Trademarks”.
2.	The right, title and interest of the Seller in the name of Billy Martin’s, the “Name”.
3.	Any goodwill associated with the trademark, (the “Goodwill”).
4.	Any furniture, furnishings, and fixtures, (collectively, “fixtures and equipment”), as defined in the agreement.

The purchase price for the assets above was $150,000 due as follows:

1.	$30,000 was paid at the closing date, October 24, 2011. 120,000 to be paid in four annual interest free installments: $30,000 on October 17, 2012, 2013, 2014 and 2015.

The Company did not make the October 17, 2012 payment and is in the process of negotiating out of the Agreement with the Seller.

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

11.	LICENSING AGREEMENTS (Continued)

As of March 31, 2013, the agreement is still active.

Camuto Consulting

On February 21, 2012, the Company entered into an Agreement with Camuto Consulting, Inc. (the “Principal”), in which the Principal engaged the Company as the Licensing Agent to identify and secure licenses as applicable.  The Agreement is for a one year term and expires February 28, 2013.

Compensation to the Licensing Agent pursuant to the agreement is as follows:

1)	Commissions payable at six and a half (6.5%) on Royalties earned and received by the Principal during the first term of solicited agreements with eligible Licensees that are executed.

2)	Commissions payable at five (5%) on Royalties earned and received by the Principal during any renewal term of solicited agreements with eligible Licensee that are executed.

The agreement was renewed and as of March 31, 2013, the agreement is still active.

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

The agreement is renewed and as of March 31, 2013, the agreement is still active.

Representation Agreement-Life Guard

On January 2, 2012, the Company (the “Agent”) entered into an Agreement with Lifeguard Licensing Corp, (the “Principal)  in which the Principal owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property, collectively the “Property”.  The Principal, pursuant to the Agreement designated the Company as the Licensing Agent to negotiate and service license agreements with respect to commercial exploitation of the Property within the Territory as defined in the Agreement.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2013

11.	LICENSING AGREEMENTS (Continued)

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

The agreement has been renewed and as of March 31, 2013, the agreement is still active.

12.	NOTE RECEIVABLE

On August 1, 2012, the Company entered into a Secured Promissory Note with Shoutomatic LLC (the “Maker”) in which the Maker promises to pay the Company (the “Payee”) the principal sum of $60,000 at an interest rate of Six percent per annum.  The interest will accrue and be paid on August 1, 2013 (“Maturity Date”). The Maker will have the right to prepay without penalty.

13.	SHARE SUBJECT TO MANDATORY REDEMPTION

The funds that XL Fashions utilized for the Orix Note acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share.  The shares will convert on a one for one basis for shares of Excel Corporation common stock or will be purchased back in cash.  As of March 31, 2013, 7,744,743 shares of this Preferred stock was either converted to Excel Corporation common stock or purchased back in cash.  As of March 31, 2012, 1,863,669 shares outstanding.  These are subject to mandatory redemption in 2013.

14.	ACQUISITION OF SUBSIDIARY

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

15.	SUBSEQUENT EVENTS

On April 11, the Company modified its employment agreement with its Vice President of Licensing, Mr. Rob Stone, granting Mr. Stone options to purchase 250.000 shares at $0.30. Pursuant to the agreement, 150,000 options vested immediately with the 50,000 shares to vest on February 1, 2014 and 50,000 shares to vest on February 1, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We have been in a developmental phase since inception and currently have two lines of business operations: licensing and providing credit and debit card processing services.

On January 14, 2013, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Excel Business Solutions, Inc., a Delaware corporation (“EBSI”), and ECB Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary. Upon closing of the transaction contemplated under the Merger Agreement, Acquisition Sub merged with and into EBSI, and EBSI, as the surviving corporation, became a wholly-owned subsidiary of the Company.Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, each share of EBSI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive an aggregate of 33,532.446 shares of common stock, par value $0.0001 per share, of the Company, with fractional shares of the Company’s common stock rounded up or down to the nearest whole share.

Our merchant acquisition business began in 2013 and therefore, we have had no revenues from such operation during 2012 or first quarter 2013. However, during the second quarter of 2013 we have begun servicing a limited amount of merchants and expect that this business may grow to become a larger part of our operations in 2013.

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

Results of Operations

Revenues

During the quarter ended March 31, 2013, we had licensing revenues of $22,500 compared to $0 revenues for the quarter ended March 31, 2012. The increase was from licensing.  Although we may have some revenue from licensing for 2013, we anticipate that the majority of our future revenues will come from our merchant acquisition business.

Selling, General and Administrative Expense

Our selling, general and administrative expenses increased by 54% or $84,414 to $241,941 during the quarter ended March 31, 2013 from $157,527 during the quarter ended March 31, 2012. The increase in our selling, general and administrative expense was primarily due to the establishment of our payment processing operations. We anticipate that our general and administrative expenses will increase in absolute dollars as we further establish our payment processing operations as well as operating as a publicly traded company.

Net income

As a result of the forgoing, our net losses were $239,382 and $157,527 for the quarters ended March 31, 2013 and 2012, respectively. As we are a development stage company in the early parts of developing our merchant acquisition and license business, we anticipate that we may continue to incur net losses in the future.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Quarter ended March 31,
	2013	2012
Net cash used in operating activities	$(345,029)	$(99,139)
Net cash used in investing activities	$(3,453)	$(1,029,880)
Net cash provided by financing activities	$24,221	$1,325,000

Net cash used in operating activities for the quarter ended March 31, 2013 was ($345,029) as compared with ($99,139) for the quarter ended March 31, 2012. This increase in net cash used in operating activities of $245,890 was mainly attributable to an increased net loss of $89,837as well as an increase in prepaid expenses of $98,256.

Net cash used in investing activities was ($3,453) for the quarter ended March 31, 2013, compared with ($1,029,880) for the quarter ended March 31, 2012. During the 3 months ended March 31, 2012, net cash used in investing activities was primarily a result of a subsidiary’s purchase of a note receivable of $1,050,000.

Net cash provided by financing activities was $24,221 for the quarter ended March 31, 2013 as compared to $1,325,000 during the quarter ended March 31, 2012. During the three months ended March 31, 2012 the increase in cash provided by financing activities was a result of the purchase of preferred shares in our subsidiary.

As of March 31, 2013, we had cash and cash equivalents of $321,975, total current assets of $499,174 and total current liabilities of $553,387. Since inception, we have raised $657,972 to date through the sale of 30,486,000 shares of our common stock. While we expect that this may be sufficient to operate our business through June 2013, there can be no assurance that we will not need additional capital for operations prior to such date.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

Going Concern

Our independent registered public accountants have included a going concern explanatory paragraph in their opinion of our 2012 and 2011 financial statements.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform with GAAP.  The accompanying consolidated financial statements reflect the results of operations, financial position and cash flows of the Company, and include the accounts of the Company and subsidiaries, after elimination of all intercompany transactions in the consolidation.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through May 20, 2013, which is the date the financial statements were available to be issued.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Revenue Recognition

The Company’s revenue consists of agent fees from client licenses issued and merchant acquirer fees.  Agent fee revenues include royalties and brand fund contributions which will be based on a percent of sales and an initial license fee.  Royalties, agent fees and brand fund contributions will be recognized in the period earned.

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

We have identified the following as our significant accounting policies.

Net Loss Per Common Share

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 16, 2013. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2013, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL CORPORATION

Dated: May 20, 2013	/s/ David Popkin
David Popkin Chief Executive Officer (Principal executive officer)

Dated: May 20, 2013	/s/ Shawn Alcoba
/s/ Shawn Alcoba Comptroller (Principal financial and accounting officer)