Form 10-Q
period 2013-06-30
Excel Corp
filed 2013-08-19
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013, there were 65,201,223 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3
Consolidated Statements of Operations for the three and six months ended June 30, 2013and 2012 (unaudited), and from inception, November 13, 2010 to June 30, 2013 (unaudited)	4
Consolidated Statements of Changes in Stockholders' Equity from inception, November 13, 2010 until June 30, 2013 (unaudited)	5
Consolidated Statements of Cash Flows for thesix months ended June 30, and 2012 (unaudited), and from inception, November 13, 2010 to June 30, 2013 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Overview	17
Results of Operations	18
Liquidity and Capital Resources	18
Significant Accounting Policies	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. MINE SAFETY DISCLOSURE	21

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	21
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$16,161.00	$646,136.00
Accounts receivable	199,646.00	7,500.00
Prepaid Expenses	114,816.00	-
Notes receivable	60,000.00	60,000.00
Accrued interest on note receivable	3,384.00	1,515.00
Total current assets	394,007.00	715,151.00

Other Assets
Security Deposits	7,939.00	-
License agreements	150,000.00	150,000.00
Total other assets	157,939.00	150,000.00
Total Assets	551,946.00	865,151.00

LIABILITIES
Current Liabilities
Accounts payable	118,543.00	7
Accrued Payroll and Payroll Liabilities	18,029.00	-
Other Accrued Liabilities	146,622.00	-
Notes payable	134,147.00	120,000.00
Corporate taxes payable	-	149.00
Shares subject to mandatory redemption	257,000.00	277,000.00
Total current liabilities	674,341.00	537,516.00

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 65,201,223 and 31,523,745 issued and outstanding as of June 30, 2013 and December 31, 2012 respectively	6,520.00	3,152.00
Additional paid-in capital	754,133.00	725,162.00
Accumulated deficit	(883,048.00)	(400,679.00)
Total stockholders' equity	(122,395.00)	327,635.00
Total Liabilities and Stockholders' Equity	$551,946.00	$865,151.00

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception November
	June 30,		June 30,		13, 2010 through
	2013	2012	2013	2012	June 30, 2013
Revenues
Management Fee Income	$29,500.00	$-	$29,500.00	$-	$29,500.00
Service Fee Income	26,500.00	-	49,000.00	-	56,500.00
Total Income	56,000.00	-	78,500.00	-	86,000.00

Cost of Sales
Cost of Sales	-	-	-	-	-
Total Cost of Sales	-	-	-	-	-
Gross Profit	56,000.00	-	78,500.00	-	86,000.00

Sales, General and Administrative Expense
Total SG&A Expense	294,085.00	132,801.00	536,026.00	290,328.00	1,164,323.00

Net loss before other income and income taxes	(238,085.00)	(132,801.00)	(457,526.00)	(290,328.00)	(1,078,323.00)

Other Income
Gain on sale of note receivable	-	154,985.00	-	154,985.00	220,313.00
Referral fee income	-	-	-	-	1,250.00
Interest income	942.00	-	1,869.00	-	3,384.00
Total other income	942.00	154,985.00	1,869.00	154,985.00	224,947.00

Other Expense
Loss on acquisition of subsidiary	-	-	20,868.00	-	20,868.00
Total other expense	-	-	20,868.00	-	20,868.00

Net income (loss) before income taxes	(237,143.00)	(22,184.00)	(476,525.00)	(135,343.00)	(874,244.00)

Income Taxes
Current	(2,140.00)	-	5,843.00	-	8,803.00
Deferred	-	-	-	-	-
Total income taxes	-	-	5,843.00	-	8,803.00

Net income (loss)	$(235,004.00)	$(22,184.00)	$(482,368.00)	$(135,343.00)	$(883,047.00)

Loss Per Share
Basic and Diluted	$(0.00374)	$0.00073	$(0.00768)	$(0.00444)	$(0.01407)

Weighted Average Shares Outstanding
Basic and Diluted	62,780,095	30,486,000	62,780,095	30,486,000	62,780,095

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From November 13, 2010 (Date of Inception) to June 30, 2013
(unaudited)
						Deficit Accumulated During the Development Stage
					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance, November 13, 2010		$-		$-	$-	$-

Issuance of common stock for
cash at $.002 per share			28,986,000.00	2,899.00	55,073.00

Less: Stock offering costs					(16,500.00)

Net loss from inception on
November 13, 2010 to
December 31, 2010						(750.00)

Balance, December 31, 2010		$-	28,986,000.00	$2,899.00	$38,573.00	$(750.00)

Issuance of common stock for
cash at $.40 per share			1,500,000.00	150.00	599,850.00

Less: Stock offering costs					(63,156.00)

Net loss for the year ended
December 31, 2011						(66,291.00)

Balance, December 31, 2011		$-	30,486,000.00	$3,049.00	$575,267.00	$(67,041.00)

Retirement of common stock
at .0001 per share			(50,000.00)	(5.00)	5.00

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share			1,087,745.00	108.00	149,890.00

Net loss for the year ended
December 31, 2012						(333,638.00)

Balance, December 31, 2012			31,523,745.00	$3,152.00	$725,162.00	$(400,679.00)

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share			145,032.00	15.00	19,986.00

Issuance of common stock for
acquisition of Excel Business Solutions
at par value (.0001 per share)			33,532,446.00	3,353.00

Recognition of options vested
on April 11, 2013			-	-	8,985.00

Net loss for the period
January 31, 2013 - June 30, 2013						(482,369.00)

Balance, June 30, 2013		$-	65,201,223.00	$6,520.00	$754,133.00	$(883,048.00)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended		From Inception November 13,
	June 30,		2010 through
	2013	2012	June 30, 2013
Operating Activities:
Net Income	$(482,368.00)	$(226,527.00)	$(883,048.00)
Adjustments to reconcile net income to net cash provided
by Operating Activities:
Changes in operating assets and liabilities:
Accounts Receivable	(192,146.00)	-	(199,646.00)
Prepaid and other Current Assets	(114,816.00)	-	(114,816.00)
Security Deposits	(7,939.00)	-	(7,939.00)
Accounts Payable	(22,191.00)	71,779.00	118,543.00
Accrued Interest on Note	(1,869.00)	-	(3,384.00)
Accrued Expenses	161,649.00	89,805.00	164,651.00
Income Taxes Payable	(149.00)	(2,751.00)	-

Net cash provided by operating activities	(659,829.00)	(67,694.00)	(925,639.00)

Cash flows from investing activities:
Increase (decrease) in due from notes payable	(3,353.00)	-	74,047.00
Increase (decrease) in license agreements		-	(150,000.00)

Net cash used in investing activities	(3,353.00)	-	(75,953.00)

Cash flows from financing activities:
Issuance of shares subject to mandatory redemption	(20,000.00)	-	257,000.00
Increase (decrease) in additional paid in capital	49,839.00	1,325,000.00	754,233.00
Issuance of common stock	3,368.00	-	6,520.00

Net cash used in financing activities	33,207.00	1,325,000.00	1,017,753.00

Net increase in cash	(629,975.00)	1,257,306.00	16,161.00

Cash - beginning	646,136.00	473,058.00	-

CASH - ENDING	$16,161.00	$1,730,364.00	$16,161.00

Supplemental disclosures of cash flow information:
Interest paid
Income taxes paid	$5,843.00	$2751.00	$8,803.00

Supplemental disclosures of noncash investing and
financing activities	None	None	None

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

The Company’s other efforts are be in the merchant processing industry.  The Company will focus on acquiring merchants for credit card processing.  The Company will do this through Independent Sales Organizations (“ISO”s) who will solicit small to medium sized merchants. These merchants may be underserved by the large processors in terms of pricing and customer service and may therefore be better suited to receive service from a merchant acquirer.  As a result of processing relationships, the Company believes that it will be able to provide competitively priced credit and debit card processing while providing a high level of customer service.

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
June 30, 2013

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).  In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of June 30, 2013 and December 31, 2012, the consolidated statements of operations and comprehensive income for the six months ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through August 19, 2013, which is the date the financial statements were available to be issued.

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
June 30, 2013

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.  Diluted Earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised, or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

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
June 30, 2013

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Accounts Payable, Accrued Expenses and Corporate Tax Payable.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

5.         FAIR VALUE MEASUREMENTS (Continued)

The items are generally short-term in nature, and accordingly, the carrying amounts reported in the consolidated statements of financial condition are reasonable approximations of their fair values.

License Agreements, Note Receivable and Note Payable

The carrying amounts approximate the fair value.

6.         INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2013, the Company has available unused operating loss carryforwards of approximately $398,000 which may be applied against future taxable income which expires in various years between 2025 and 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards.  The Company has established a valuation allowance equal to the effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

7.         STOCKHOLDERS EQUITY

At June 30, 2013, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.  As of June 30, 2013, the Company had 65,201,223 shares of common stock issued and outstanding.

8.         STOCK OPTIONS

On November 13, 2010 the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation.  The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares.  Awards under this plan are made by the Board of Directors or a committee of the Board.  Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to 10% or more stockholders which shall be issued at 110% of the fair market value on the day of the grant.  Each option exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

8.         STOCK OPTIONS (Continued)

On April 11, 2013, the Company modified its employment agreement with its Vice President of Licensing, Mr. Rob Stone, granting Mr. Stone options to purchase 250,000 shares at $0.30. Pursuant to the agreement, 150,000 options vested immediately with the 50,000 shares to vest on February 1, 2014 and 50,000 shares to vest on February 1, 2015.

9.         RELATED PARTY TRANSACTIONS.

On January 14, 2013, in conjunction with the acquisition of subsidiary (see note 14), there was an issuance of stock, 33,523,446, approximately 50% of total stock issued, of which 6,789,641 was issued to current officers and directors of Excel Corp.

10.       LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of June 30, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

The following is a reconciliation of the basic and diluted loss per share – common calculation for the 6 months ended June 30, 2013 2012 and for the period November 13, 2010 (date of inception) through June, 2013.

	For the Six	For the Six	November 13, 2010
	Months Ended	Months Ended	(date of inception)
	June 30, 2013	June 30, 2012	through June 30, 2013

Loss from continuing
operations available
to common
stockholders	(482,368.00)	(135,343.00)	(883,047.00)

Weighted average
number of common shares
outstanding used in earnings
per share during the period
Basic and Diluted	60,357,648	30,486,000	60,357,648

Loss per common share
Basic and Diluted	(.00374)	(.00444)	(.01407)

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

11.       LICENSING AGREEMENTS

Billy Martin Agreement

On October 21, 2011, the Company (the “Purchaser”) entered into an Agreement of Sale (the “Agreement”) with Real American Capital Corp (the “Seller”) to purchase the assets of the business known as “Billy Martin’s”, (collectively the “Assets”).  The Assets included the following:

1.	All rights, title and interest in and under the trademarks including all claims associated with the license, the “Trademarks”.

2.	The right, title and interest of the Seller in the name of Billy Martin’s, the “Name”.

3.	Any goodwill associated with the trademark, (the “Goodwill”).

4.	Any furniture, furnishings, and fixtures, (collectively, “fixtures and equipment”), as defined in the agreement.

The purchase price for the assets above was $150,000 due as follows:

1.	$30,000 was paid at the closing date, October 24, 2011. $120,000 to be paid in four annual interest free installments: $30,000 on October 17, 2012, 2013, 2014 and 2015.

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

As of June 30, 2013, the agreement is still active.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

The agreement was renewed and as of June 30, 2013, the agreement is still active.

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

The agreement is renewed and as of June 30, 2013, the agreement is still active.

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

11.       LICENSING AGREEMENTS (Continued)

The agreement has been renewed and as of June 30, 2013, the agreement is still active.

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

Currently, the payment remains past due, though management does expect to receive it.

13.       SHARE SUBJECT TO MANDATORY REDEMPTION

The funds that XL Fashions utilized for the Orix Note acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share.  The shares will convert on a one for one basis for shares of Excel Corporation common stock or will be purchased back in cash.  As of June 30, 2013, 7,744,743 shares of this Preferred stock was either converted to Excel Corporation common stock or purchased back in cash.  As of June 30, 2013, 1,863,669 shares outstanding.  These are subject to mandatory redemption in 2013.

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

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, each share of EBSI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive an aggregate of 33,532,446 shares of common stock, par value $0.0001 per share, of the Company, with fractional shares of the Company’s common stock rounded up or down to the nearest whole share.  Following the closing of the Merger, there were 65,201,223 shares of common stock issued and outstanding.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

15.       ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On June 7, 2013, Excel Corporation (the “Company”) through its subsidiary, Excel Business Solutions, Inc. (“Excel”), entered into a Management Services Agreement (“Agreement”) with Tribul Merchant Services, LLC, Tribul, LLC, Tribul Cash, LLC, Tribul of America, LLC and Second Source Funding LLC (collectively, the “Tribul Entities”), each a New York limited liability company, under which Tribul Entities retained the services of Excel to perform management and administrative services (with respect to the apportionment and settlement of collected commissions, fees, payments, charges and/or “residual revenues” among banks, financial institutions, credit card processors, independent sales organizations (“ISOs”), super-ISOs, sales representatives, sales agents, ancillary service providers and merchants (collectively, and as more fully described in the Agreement, “ISO Office Functions”)) as agent and on behalf of the Tribul Entities.

Under the terms of the Agreement, until Excel has purchased a minimum of $80,000 per month in residual revenues from ISOs and super-ISOs currently doing business directly with the Tribul Entities, the Tribul Entities will pay to Excel as the managing agent a service fee of $29,500 per month and reimburse Excel for its reasonable out-of-pocket expenses incurred in the course of performing the ISO Office Functions. Excel was also granted a limited, non-transferable, non-exclusive, royalty-free license and access to utilize Tribul Entities’ online systems for purposes of performing the ISO Office Functions. Pursuant to the Agreement, the Tribul Entities are not allowed to enter into similar agreements with any third parties.

The payments are current pursuant to the agreement.

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

In our licensing business, we are focused on bringing national and international brands to the retail market. We act as agent for licensing brands of corporations, people, government agencies, etc. (“Licensors”) in a broad range of product categories.  We intend to obtain agent rights to license select brands where the brand name can be leveraged into new categories. Our objective is to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensors and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand.  We expect to organically grow the existing portfolio and enter into joint ventures or other partnerships with the goal of leveraging the experience of agent management and that of our licensees to facilitate sales of branded products.

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

Results of Operations

Revenues

During the 6 months ended June 30, 2013, we had licensing revenues of $49,000.00 compared to $0 revenues for the 6 months ended June 30, 2012.   We also had management service revenue of $29,500.00 pursuant to our recent management agreement.  The management agreement is a step toward acquiring merchants through a potential future deal..  Although we may have some revenue from licensing for 2013, we anticipate that the majority of our future revenues will come from our merchant acquisition business.

Selling, General and Administrative Expense

Our selling, general and administrative expenses increased by 85% or $245,698.00  to $536,026.00 during the 6 months ended June 30, 2013 from $290,328.00 during the 6 months ended June 30, 2012. The increase in our selling, general and administrative expense was primarily due to the establishment of our merchant acquiring operations. We anticipate that our general and administrative expenses will increase in absolute dollars as we further establish our merchant acquiring operations as well as operating as a publicly traded company.

Net income

As a result of the forgoing, our net losses were $482,368.00 and $135,343.00 for the 6 months ended June 30, 2013 and 2012, respectively. As we are a development stage company in the early parts of developing our merchant acquisition and license business, we anticipate that we may continue to incur net losses in the future.

Liquidity and Capital Resources

The following summarizes our cash flows:

	6 Months ended June 30,
	2013	2012
Net cash used in operating activities	$(659,829.00)	$(67,694.00)
Net cash used in investing activities	$(3,353.00)	$-
Net cash provided by financing activities	$33,207.00	$1,325,000.00

Net cash used in operating activities for the 6 months ended June 30, 2013 was ($659,829.00) as compared with ($67,694.00) for the 6 months ended June 30, 2012. This increase in net cash used in operating activities of $592,135.00 was mainly attributable to an increased net loss of $255,842.00 as well as an increase in accounts receivable of $192,146.00 and an increase of prepaid expenses of $114,816.00.  As we have established our merchant acquiring operations, there has been an increase to our general and administrative expenses.  In addition, our management agreement with Tribul has resulted in receivables.

Net cash used in investing activities was ($3,353.00) for the 6 months ended June 30, 2013, compared with $0.00) for the 6 months ended June 30, 2012.  There was immaterial investing activities in both periods.

Net cash provided by financing activities was $33,207.00 for the 6 months ended June 30, 2013 as compared to $1,325,000.00 during the 6 months ended June 30, 2012. During the 6 months ended June 30, 2012 the increase in cash provided by financing activities was a result of the purchase of preferred shares in our subsidiary.

As of June 30, 2013, we had cash and cash equivalents of $16,161.00, total current assets of $394,007.00 and total current liabilities of $674,341.00. Since inception, we have raised $657,972.00 to date through the sale of 30,486,000 shares of our common stock. While we expect that this may be sufficient to operate our business through September 2013, there can be no assurance that we will not need additional capital for operations prior to such date.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

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

Date of Management’s Review of Subsequent Events

Subsequent events were considered through August 19, 2013, which is the date the financial statements were available to be issued.

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

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.  Diluted loss per share was not presented, as the company as of June 30, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.  Diluted loss per share was not presented, as the company as of June 30, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXCEL CORPORATION

Dated: August 19, 2013	/s/ David Popkin
David Popkin Chief Executive Officer (Principal executive officer)

Dated: August 19, 2013	/s/ Shawn Alcoba
/s/ Shawn Alcoba Comptroller (Principal financial and accounting officer)