Form 10-Q/A
period 2013-06-30
Excel Corp
filed 2013-08-20
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment 1)

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

Explanatory Note

Excel Corporation, Inc. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended June 30, 2013, originally filed on August 19, 2013 (the “Original Filing”).

This Amendment is being filed to amend and restate the interim financial statements in Item 1. Financial Statements.  This Amendment is being filed to restate our unaudited interim financial statements as of June 30, 2013 to correct balance sheet and cashflow statements for 2012. Our original filing, due to human error, displayed an incorrect balance on the 2012 balance sheet for accounts payable, and incorrect totals for net income, accounts payable and accrued expenses for the six months ended June 30, 2012 cash flow statement.

 Although this Amendment amends and restates the Original Filing in its entirety, except for the information described above, no other changes have been made to the Original Filing. The sections of the Original Filing affected by the restatement should no longer be relied upon.

EXCEL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	4

ITEM 1. FINANCIAL STATEMENTS	4

Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	4
Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited), and from inception, November 13, 2010 to June 30, 2013 (unaudited)	5
Consolidated Statements of Changes in Stockholders' Equity from inception, November 13, 2010 to June 30, 2013 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited), and from inception, November 13, 2010 to June 30, 2013 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Overview	18
Results of Operations	19
Liquidity and Capital Resources	19
Significant Accounting Policies	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 1A. RISK FACTORS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. MINE SAFETY DISCLOSURE	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$16,161	$646,136
Accounts receivable	199,646	7,500
Prepaid Expenses	114,816	-
Notes receivable	60,000	60,000
Accrued interest on note receivable	3,384	1,515
Total current assets	394,007	715,151

Other Assets
Security Deposits	7,939	-
License agreements	150,000	150,000
Total other assets	157,939	150,000
Total Assets	551,946	865,151

LIABILITIES
Current Liabilities
Accounts payable	118,543	140,367
Accrued Payroll and Payroll Liabilities	18,029	-
Other Accrued Liabilities	146,622	-
Notes payable	134,147	120,000
Corporate taxes payable	-	149
Shares subject to mandatory redemption	257,000	277,000
Total current liabilities	674,341	537,516

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 65,201,223 and 31,523,745 issued and outstanding as of June 30, 2013 and December 31, 2012 respectively	6,520	3,152
Additional paid-in capital	754,133	725,162
Accumulated deficit	(883,048)	(400,679)
Total stockholders' equity	(122,395)	327,635
Total Liabilities and Stockholders' Equity	$551,946	$865,151

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception November
	June 30,		June 30,		13, 2010 through
	2013	2012	2013	2012	June 30, 2013
Revenues
Management Fee Income	$29,500	$-	$29,500	$-	$29,500
Service Fee Income	26,500	-	49,000	-	56,500
Total Income	56,000	-	78,500	-	86,000

Cost of Sales
Cost of Sales	-	-	-	-	-
Total Cost of Sales	-	-	-	-	-
Gross Profit	56,000	-	78,500	-	86,000

Sales, General and Administrative Expense
Total SG&A Expense	294,085	132,801	536,026	290,328	1,164,323

Net loss before other income and income taxes	(238,085)	(132,801)	(457,526)	(290,328)	(1,078,323)

Other Income
Gain on sale of note receivable	-	154,985	-	154,985	220,313
Referral fee income	-	-	-	-	1,250
Interest income	941	-	1,869	-	3,384
Total other income	941	154,985	1,869	154,985	224,947

Other Expense
Loss on acquisition of subsidiary	-	-	20,868	-	20,868
Total other expense	-	-	20,868	-	20,868

Net income (loss) before income taxes	(237,144)	(22,184)	(476,525)	(135,343)	(874,244)

Income Taxes
Current	(2,140)	-	5,843	-	8,804
Deferred	-	-	-	-	-
Total income taxes	(2,140)	-	5,843	-	8,804

Net income (loss)	$(235,004)	$(22,184)	$(482,368)	$(135,343.00)	$(883,048.00)

Loss Per Share
Basic and Diluted	$(0.00374)	$0.00073	$(0.00768)	$(0.00444)	$(0.01407)

Weighted Average Shares Outstanding
Basic and Diluted	62,780,095	30,486,000	62,780,095	30,486,000	62,780,095

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From November 13, 2010 (Date of Inception) to June 30, 2013
(unaudited)
						Deficit Accumulated During the Development Stage
					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance, November 13, 2010		$-		$-	$-	$-

Issuance of common stock for
cash at $.002 per share			28,986,000	2,899	55,073

Less: Stock offering costs					(16,500)

Net loss from inception on
November 13, 2010 to
December 31, 2010						(750)

Balance, December 31, 2010		$-	28,986,000	$2,899	$38,573	$(750)

Issuance of common stock for
cash at $.40 per share			1,500,000	150	599,850

Less: Stock offering costs					(63,156)

Net loss for the year ended
December 31, 2011						(66,291)

Balance, December 31, 2011		$-	30,486,000	$3,049	$575,267	$(67,041)

Retirement of common stock
at .0001 per share			(50,000)	(5)	5

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share			1,087,745	108	149,890

Net loss for the year ended
December 31, 2012						(333,638)

Balance, December 31, 2012			31,523,745	$3,152	$725,162	$(400,679)

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share			145,032	15	19,986

Issuance of common stock for
acquisition of Excel Business Solutions
at par value (.0001 per share)			33,532,446	3,353

Recognition of options vested
on April 11, 2013			-	-	8,985

Net loss for the period
January 31, 2013 - June 30, 2013						(482,369)

Balance, June 30, 2013		$-	65,201,223	$6,520	$754,133	$(883,048)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended		From Inception November 13,
	June 30,		2010 through
	2013	2012	June 30, 2013
Operating Activities:
Net Income	$(482,368)	$(135,343)	$(883,048)
Adjustments to reconcile net income to net cash provided
by Operating Activities:
Changes in operating assets and liabilities:
Accounts Receivable	(192,146)	-	(199,646)
Prepaid and other Current Assets	(114,816)	-	(114,816)
Security Deposits	(7,939)	-	(7,939)
Accounts Payable	(22,191)	(24,405)	118,543.00
Accrued Interest on Note	(1,869)	-	(3,384)
Accrued Expenses	161,649	94,805	164,651
Income Taxes Payable	(149)	(2,751)	-

Net cash used in operating activities	(659,829)	(67,694)	(925,639)

Cash flows from investing activities:
Increase (decrease) in due from notes payable	(3,353)	-	74,047
Decrease in license agreements		-	(150,000)

Net cash used in investing activities	(3,353)	-	(75,953)

Cash flows from financing activities:
Issuance (redemption) of shares subject to mandatory redemption	(20,000)	-	257,000
Increase in additional paid in capital	49,839	1,325,000	754,233
Issuance of common stock	3,368	-	6,520

Net cash provided by financing activities	33,207	1,325,000	1,017,753

Net increase (decrease) in cash	(629,975)	1,257,306	16,161

Cash - beginning	646,136	473,058	-

CASH - ENDING	$16,161	$1,730,364	$16,161

Supplemental disclosures of cash flow information:
Interest paid
Income taxes paid	$5,843	$2751	$8,804

Supplemental disclosures of noncash investing and
financing activities	None	None	None

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

The following is a reconciliation of the basic and diluted loss per share – common calculation for the six months ended June 30, 2013 and 2012 and for the period November 13, 2010 (date of inception) through June, 2013.

	For the Six	For the Six	November 13, 2010
	Months Ended	Months Ended	(date of inception)
	June 30, 2013	June 30, 2012	through June 30, 2013

Loss from continuing
operations available
to common
stockholders	(482,368)	(135,343)	(883,048)

Weighted average
number of common shares
outstanding used in earnings
per share during the period
Basic and Diluted	62,780,095	30,486,000	62,780,095

Loss per common share
Basic and Diluted	(.00768)	(.00444)	(.01407)

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q/A (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

Revenues

During the 6 months ended June 30, 2013, we had licensing revenues of $49,000compared to $0 revenues for the six months ended June 30, 2012.   We also had management service revenue of $29,500 pursuant to our recent management agreement.  The management agreement is a step toward acquiring merchants through a potential future deal.  Although we may have some revenue from licensing for 2013, we anticipate that the majority of our future revenues will come from our merchant acquisition business.

Selling, General and Administrative Expense

Our selling, general and administrative expenses increased by 85% or $245,698  to $536,026 during the six months ended June 30, 2013 from $290,328 during the six months ended June 30, 2012. The increase in our selling, general and administrative expense was primarily due to the establishment of our merchant acquiring operations. We anticipate that our general and administrative expenses will increase in absolute dollars as we further establish our merchant acquiring operations as well as operating as a publicly traded company.

Net income

As a result of the forgoing, our net losses were $482,368 and $135,343 for the six months ended June 30, 2013 and 2012, respectively. As we are a development stage company in the early parts of developing our merchant acquisition and license business, we anticipate that we may continue to incur net losses in the future.

Liquidity and Capital Resources

The following summarizes our cash flows:

	6 Months ended June 30,
	2013	2012
Net cash used in operating activities	$(659,829)	$(67,694)
Net cash used in investing activities	$(3,353)	$-
Net cash provided by financing activities	$33,207	$1,325,000

Net cash used in operating activities for the six months ended June 30, 2013 was ($659,829) as compared with ($67,694) for the six months ended June 30, 2012. This increase in net cash used in operating activities of $592,135 was mainly attributable to an increased net loss of $347,025 as well as an increase in accounts receivable of $192,146 and an increase of prepaid expenses of $114,816.  As we have established our merchant acquiring operations, there has been an increase to our general and administrative expenses.  In addition, our management agreement with Tribul has resulted in receivables.

Net cash used in investing activities was ($3,353) for the six months ended June 30, 2013, compared with $0 for the six months ended June 30, 2012.  There was immaterial investing activities in both periods.

Net cash provided by financing activities was $33,207 for the six months ended June 30, 2013 as compared to $1,325,000 during the six months ended June 30, 2012. During the six months ended June 30, 2012 the increase in cash provided by financing activities was a result of the purchase of preferred shares in our subsidiary.

As of June 30, 2013, we had cash and cash equivalents of $16,161, total current assets of $394,007 and total current liabilities of $674,341. Since inception, we have raised $657,972 to date through the sale of 30,486,000 shares of our common stock. While we expect that this may be sufficient to operate our business through September 2013, there can be no assurance that we will not need additional capital for operations prior to such date.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

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

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

EXCEL CORPORATION

Dated: August 20, 2013	/s/ David Popkin
David Popkin Chief Executive Officer (Principal executive officer)

Dated: August 20, 2013	/s/ Shawn Alcoba
/s/ Shawn Alcoba Comptroller (Principal financial and accounting officer)