Form 10-Q
period 2013-09-30
Excel Corp
filed 2013-11-19
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒

As of November 19, 2013, there were 65,201,223 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	1
Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited), and from inception, November 13, 2010 to September 30, 2013 (unaudited)	2
Consolidated Statements of Changes in Stockholders' Equity from inception, November 13, 2010 to September 30, 2013 (unaudited)	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited), and from inception, November 13, 2010 to September 30, 2013 (unaudited)	4
Notes to Unaudited Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Overview	14
Results of Operations	15
Liquidity and Capital Resources	15
Significant Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. MINE SAFETY DISCLOSURE	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$51,629	$646,136
Accounts receivable	29,540	7,500
Prepaid Expenses	111,790	-
Notes receivable	60,000	60,000
Accrued interest on note receivable	4,339	1,515
Total current assets	257,298	715,151

Other Assets
Security Deposits	7,939	-
License agreements	150,000	150,000
Total other assets	157,939	150,000
Total Assets	415,237	865,151

LIABILITIES
Current Liabilities
Accounts payable	183,615	140,367
Accrued Payroll and Payroll Liabilities	45,012	-
Other Accrued Liabilities	114	-
Notes payable	184,147	120,000
Corporate taxes payable	-	149
Shares subject to mandatory redemption	257,000	277,000
Total current liabilities	669,888	537,516

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 65,201,223 and 31,523,745 issued and outstanding as of September 30, 2013 and December 31, 2012 respectively	6,520	3,152
Additional paid-in capital	754,133	725,162
Accumulated deficit	(1,015,304)	(400,679)
Total stockholders' equity	(254,651)	327,635
Total Liabilities and Stockholders' Equity	$415,237	$865,151

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception November 13, 2010 through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
Revenues
Management Fee Income	$88,500	$-	$118,000	$-	$118,000
Residual Income	634	-	634	-	634
Service Fee Income	22,500	-	71,500	-	79,000
Total Income	111,634	-	190,134	-	197,634

Cost of Sales
Cost of Sales	1,996	-	1,996	-	1,996
Total Cost of Sales	1,996	-	1,996	-	1,996
Gross Profit	109,638	-	188,138	-	195,638

Sales, General and Administrative Expense
Total SG&A Expense	242,850	108,679	778,876	399,007	1,407,173

Net loss before other income and income taxes	(133,212)	(108,679)	(590,738)	(399,007)	(1,211,535)

Other Income
Gain on sale of note receivable	-	85,448	-	240,433	220,313
Referral fee income	-	1,250	-	1,250	1,250
Interest income	956	602	2,824	602	4,340
Total other income	956	87,300	2,824	242,285	225,903

Other Expense
Loss on acquisition of subsidiary	-	-	20,868	-	20,868
Total other expense	-	-	20,868	-	20,868

Net income (loss) before income taxes	(132,256)	(21,379)	(608,782)	(156,722)	(1,006,500)

Income Taxes
Current	-	-	5,843	-	8,804
Deferred	-	-	-	-	-
Total income taxes	-	-	5,843	-	8,804

Net income (loss)	$(132,256)	$(21,379)	$(614,625)	$(156,722)	$(1,015,304)

Loss Per Share Basic & Diluted	$(0.00208)	$(0.00069)	$(0.00966)	$(0.00508)	$(0.01596)

Weighted Average Shares Outstanding Basic & Diluted	63,603,909	30,848,582	63,603,909	30,848,582	63,603,909

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (unaudited)
From November 13, 2010 (Date of Inception) to September 30, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage

Balance, November 13, 2010		$-		$-	$-	$-

Issuance of common stock for cash at $.002 per share			28,986,000	2,899	55,073

Less: Stock offering costs					(16,500)

Net loss from inception on November 13, 2010 to December 31, 2010

Balance, December 31, 2010		$-	28,986,000	$2,899	$38,573	$(750)

Issuance of common stock for cash at $.40 per share			1,500,000	150	599,850

Less: Stock offering costs					(63,156)

Net loss for the year ended December 31, 2011						(66,291)

Balance, December 31, 2011		$-	30,486,000	$3,049	$575,267	$(67,041)

Retirement of common stock at .0001 per share			(50,000)	(5)	5

Issuance of common stock for exchange of subsidiaries preferred stock @ .1379 per share			1,087,745	108	149,890

Net loss for the year ended December 31, 2012						(333,638)

Balance, December 31, 2012			31,523,745	$3,152	$725,162	$(400,679)

Issuance of common stock for exchange of subsidiaries preferred stock @ .1379 per share			145,032	15	19,986

Issuance of common stock for acquisition of Excel Business Solutions at par value (.0001 per share)			33,532,446	3,353

Recognition of options vested on April 11, 2013			-	-	8,985

Net loss for the period January 31, 2013 - September 30, 2013						(614,625)

Balance, September 30, 2013		$-	65,201,223	$6,520	$754,133	$(1,015,304)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended		From Inception November
	September 30,		13, 2010 through
	2013	2012	September 30, 2013
Operating Activities:
Net Income	$(614,625)	$(156,722)	$(1,015,304)
Adjustments to reconcile net income to net cash provided by Operating Activities:

Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	(22,040)	-	(29,540)
(Increase) in Prepaid and other Current Assets	(111,790)	-	(111,790)
(Increase) in Security Deposits	(7,939)	-	(7,939)
Increase (Decrease) in Accounts Payable	43,248	(26,246)	183,615
(Increase) in Accrued Interest on Note	(2,824)	(602)	(4,339)
Increase in Accrued Expenses	45,126	93,929	45,126
(Decrease) in Income Taxes Payable	(149)	(2,751)	-

Net cash used in operating activities	(670,993)	(92,392)	(940,171)

Cash flows from investing activities:
(Increase) in due from notes receivable		(60,000)	(60,000)
Increase in due from notes payable	64,147	-	184,147
(Increase) in license agreements	-	-	(150,000)

Net cash provided by (used in) investing activities	64,147	(60,000)	(25,853)

Cash flows from financing activities:
Issuance of shares subject to mandatory redemption	(20,000)	804,100	257,000
Increase (decrease) in additional paid in capital	28,971	149,891	754,133
Issuance of common stock	3,368	109	6,520

Net cash provided by financing activities	12,339	954,100	1,017,653

Net increase (decrease) in cash	(594,507)	801,708	51,629

Cash - beginning	646,136	473,058	-

CASH - ENDING	$51,629	$1,274,766	$51,629

Supplemental disclosures of cash flow information:
Interest paid
Income taxes paid	$5,843	$2,751	$8,804

Supplemental disclosures of noncash investing and financing activities	None	None	None

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

1.         ORGANIZATION AND OPERATIONS

Excel Corporation (the “Parent”) was organized November 13, 2010 as a Delaware corporation.  The Parent has two wholly owned subsidiaries, LifeguardCig Inc., formerly XL Fashions Inc., formed in fiscal year 2012, (the “First Subsidiary”), and Excel Business Solutions, Inc., formed in fiscal year 2013 (see note 14), (the “Second Subsidiary”), (Parent,  First Subsidiary and Second Subsidiary, collectively, the “Company”).

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

The Company’s other efforts are in the merchant processing industry.  The Company focuses on acquiring merchants for credit card processing.  The Company does this through Independent Sales Organizations (“ISO”s) who solicit small to medium sized merchants. These merchants may be underserved by the large processors in terms of pricing and customer service and may therefore be better suited to receive service from a merchant acquirer.  As a result of processing relationships, the Company believes that it will be able to provide competitively priced credit and debit card processing while providing a high level of customer service.

The Company sells electronic payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants who accept credit cards, debit cards, checks, and other non-cash forms of payment.  In addition, the Company looks to acquire monthly residual streams currently in place between ISOs and processors.

Excel Cash Solutions, Inc. (“ECS”) has been formed as a wholly owned subsidiary of Excel Business Solutions, Inc on August 19, 2013.  ECS manages a sales team intending to originate the sales of financial products targeted for small to mid-sized merchants.  ECS is compensated with referral fees for realized credit card processing agreements, equipment leases and cash advances.  All payment processing accounts will be referred to Excel Business Solutions, Inc.  The Company is exploring the opportunity of expanding its business into the receivable purchasing space and would have first right of refusal to participate in any transactions originated by ECS.

Additionally, Excel Capital Solutions, LLC. (“ECap”) has been formed as a wholly owned subsidiary of Excel Cash Solutions, Inc on September 25, 2013.  ECap negotiates, manages and holds agreements between other merchant service providers and ECap.

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
September 30, 2013

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).  In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of September 30, 2013 and December 31, 2012, the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2013 and 2012, and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through November 19, 2013, which is the date the financial statements were available to be issued.

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
September 30, 2013

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
September 30, 2013
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

6. INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At September 30, 2013, the Company has available unused operating loss carryforwards of approximately $338,000 which may be applied against future taxable income which expires in 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards.  The Company has established a valuation allowance equal to the effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

7. STOCKHOLDERS EQUITY

At September 30, 2013, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.  As of September 30, 2013, the Company had 65,201,223 shares of common stock issued and outstanding.

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
September 30, 2013
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

10. LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of September 30, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

The following is a reconciliation of the basic and diluted loss per share – common calculation for the nine months ended September 30, 2013 2012 and for the period November 13, 2010 (date of inception) through September, 2013.

	For the Nine	For the Nine	November 13, 2010 (date of inception)
	Months Ended	Months Ended	through
	September 30, 2013	September 30, 2012	September 30, 2013

Loss from continuing operations available to common stockholders	(614,625)	(156,722)	(1,015,304)

Weighted average number of common shares outstanding used in earnings per share during the period
Basic and Diluted	63,603,909	30,848,582	63,603,909

Loss per common share
Basic and Diluted	(.00966)	(.00508)	(.01596)

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

11. LICENSING AGREEMENTS

Billy Martin Agreement

On October 21, 2011, the Company (the “Purchaser”) entered into an Agreement of Sale (the “Agreement”) with Real American Capital Corp (the “Seller”) to purchase the assets of the business known as “Billy Martin’s”, (collectively the “Assets”).  The Assets included the following:

1)	All rights, title and interest in and under the trademarks including all claims associated with the license, the “Trademarks”.

2)	The right, title and interest of the Seller in the name of Billy Martin’s, the “Name”.

3)	Any goodwill associated with the trademark, (the “Goodwill”).

4)	Any furniture, furnishings, and fixtures, (collectively, “fixtures and equipment”), as defined in the agreement.

The purchase price for the assets above was $150,000 due as follows:

1)	$30,000 was paid at the closing date, October 24, 2011. $120,000 to be paid in four annual interest free installments: $30,000 on October 17, 2012, 2013, 2014 and 2015.

The Company did not make the October 17, 2012 and 2013 payments and is in the process of negotiating out of the Agreement with the Seller.

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

As of September 30, 2013, the agreement is still active.

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

The agreement was renewed and as of September 30, 2013, the agreement is still active.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

11. LICENSING AGREEMENTS (Continued)

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

The agreement is renewed and as of September 30, 2013, the agreement is still active.

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

The agreement has been renewed and as of September 30, 2013, the agreement is still active.

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

13. SHARE SUBJECT TO MANDATORY REDEMPTION

The funds that XL Fashions utilized for the Orix Note acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share.  The shares will convert on a one for one basis for shares of Excel Corporation common stock or will be purchased back in cash.  As of September 30, 2013, 7,744,743 shares of this Preferred stock was either converted to Excel Corporation common stock or purchased back in cash.  As of September 30, 2013, 1,863,669 shares outstanding.  These are subject to mandatory redemption in 2013.

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
September 30, 2013

14. ACQUISITION OF SUBSIDIARY (Continued)

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

Under the terms of the Agreement, until Excel has purchased a minimum of $80,000 per month in residual revenues from ISOs and super-ISOs currently doing business directly with the Tribul Entities, the Tribul Entities were to pay to Excel as the managing agent a service fee of $29,500 per month and reimburse Excel for its reasonable out-of-pocket expenses incurred in the course of performing the ISO Office Functions. Excel was also granted a limited, non-transferable, non-exclusive, royalty-free license and access to utilize Tribul Entities’ online systems for purposes of performing the ISO Office Functions. Pursuant to the Agreement, the Tribul Entities were not allowed to enter into similar agreements with any third parties.

16. SUBSEQUENT EVENTS

ISO Agreement

On October 25, 2013, Excel Corporation (the “Company”) through its subsidiary, Excel Business Solutions, Inc. (“Excel”), entered into an ISO Agreement (“Agreement”) with TOT Payments, LLC, a Florida limited liability company (“TOT”), under which Excel agreed to solicit merchants (the “Merchants”) for TOT to provide credit and debit card processing services to Merchants.

The initial term of the Agreement is five years and will automatically renew for additional successive one year periods, unless terminated pursuant to the terms of the Agreement. During the term of the Agreement, TOT is granting Excel a non-transferable, non-exclusive sub-license to use for its own business the processing, CRM and merchant support programs and platforms of TOT's processor(s). Under the Agreement, Excel will market the credit card and debit card processing services of TOT, and will encourage qualified customers to become Merchants. During the first 12 months, TOT will advance to Excel on a monthly basis an amount not to exceed $90,000/month to support Excel’s expansion and marketing efforts (the “Advance”). Excel will have a five (5) month ramp up period and thereafter will be required to generate sufficient business and monthly minimum fees for TOT. The minimum fee requirements under the Agreement are 50% of the Advance within five (5) months of the effective date of the Agreement, 80% within eight (8) months, and 100% within twelve (12) months. Should Excel fail to reach minimum fee requirements, TOT shall have the right to adjust the revenues due to be paid to Excel under the Agreement to cover any shortfall.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

16. SUBSEQUENT EVENTS (Continued)

Under the terms of the Agreement, the initial revenue split between Excel and TOT will be 90% and 10% respectively, and Excel will be entitled to monthly Compensation (also known in the industry as “Residuals”, which is defined in the Agreement as Excel’s 90% of the revenues for Merchants, less any applicable fees or set-offs permitted to be charged by TOT under the Agreement). Excel will receive the Merchants Residuals for life; Excel’s entitlement to receive its Residuals and Compensation survives the termination or expiration of the Agreement (so long as Excel does not violate certain obligations under the Agreement, primarily the covenant not to solicit TOT’s employees, agents, vendors and Merchants for any competitors of TOT). The Agreement also provides terms under which TOT will purchase from Excel a portion or all of Excel’s interests in the Residuals. All losses incurred by TOT in excess of 3 basis points of “Net Losses” as defined in the Agreement will be borne 90% by Excel (through a reserve account established under the Agreement) and 10% by TOT. The Agreement contains standard non-solicitation and indemnification provisions.

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

Our merchant acquisition business began in 2013 and therefore, we have had no revenues from such operation during 2012 or first quarter 2013. However, during the second and third quarter of 2013 we had begun servicing a limited amount of merchants and expect that this business may grow to become a larger part of our operations in 2013.

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

Results of Operations

Revenues

   During the nine months ended September 30, 2013, we had licensing revenues of $71,500 compared to $0 revenues for the nine months ended September 30, 2012.   We also had management service revenue of $118,000 compared to $0 for the nine months ended September 30, 2012, pursuant to our recent management agreement.   Although we may have some revenue from licensing for 2013, we anticipate that the majority of our future revenues will come from our merchant acquisition business.  We have also begun establishing a recurring residual, and we had residual revenues of $634 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012.

Selling, General and Administrative Expense

Our selling, general and administrative expenses increased by 95% or $379,869  to $778,876  during the nine months ended September 30, 2013 from $399,007 during the nine months ended September 30, 2012. The increase in our selling, general and administrative expense was primarily due to the establishment of our merchant acquiring operations. We anticipate that our general and administrative expenses will increase in absolute dollars as we further establish our merchant acquiring operations as well as operating as a publicly traded company.

Net income

As a result of the forgoing, our net losses were $614,625 and $156,722 for the nine months ended September 30, 2013 and 2012, respectively. As we are a development stage company in the early parts of developing our merchant acquisition and license business, we anticipate that we may continue to incur net losses in the future.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Nine Months ended September 30,
	2013	2012
Net cash used in operating activities	$(670,993)	$(92,392)
Net cash used in investing activities	$64,147	$(60,000)
Net cash provided by financing activities	$12,339	$954,100

Net cash used in operating activities for the nine months ended September 30, 2013 was ($670,993) as compared with ($92,392) for the nine months ended September 30, 2012. This increase in net cash used in operating activities of $578,601 was mainly attributable to an increased net loss of $457,903 as well as an increase in prepaid expenses of $111,790.  As we have established our merchant acquiring operations, there has been an increase to our general and administrative expenses.

Net cash provided by investing activities was $64,147 for the nine months ended September 30, 2013, compared with ($60,000) used in the nine months ended September 30, 2012. In anticipation of a loan agreement for the operating activities of the new subsidiary, Excel Cash Solutions, an amount of $50,000 was advanced in September by the potential second party to the agreement.

Net cash provided by financing activities was $12,339 for the nine months ended September 30, 2013 as compared to $954,100 during the nine months ended September 30, 2012. During the nine months ended September 30, 2012 the increase in cash provided by financing activities was a result of the purchase of preferred shares in our subsidiary.

As of September 30, 2013, we had cash and cash equivalents of $51,629, total current assets of $257,298 and total current liabilities of $669,888. Since inception, we have raised $657,972.00 to date through the sale of 30,486,000 shares of our common stock. While we expect that this may be sufficient to operate our business through December 2013, there can be no assurance that we will not need additional capital for operations prior to such date.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.  We are currently making efforts to raise more capital, and our agreement with TOT, entered into on October 25, 2013 may have the potential to provide us with the positive cashflow necessary to expand.

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

Date of Management’s Review of Subsequent Events

Subsequent events were considered through November 19, 2013, which is the date the financial statements were available to be issued.

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

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.  Diluted loss per share was not presented, as the Company as of September 30, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.  Diluted loss per share was not presented, as the Company as of September 30, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Amendment No. 1 to Employment Agreement with David Popkin.

On November 18, 2013, the Company entered into an amendment No. 1 to that certain employment agreement with David Popkin (“Popkin”), pursuant to which the base salary of Popkin was increased to $240,000 per year, effective November 1, 2013. All other terms of the original agreement remain in effect.

Amendment No. 1 to Employment Agreement with Sean Alcoba.

On November 18, 2013, the Company entered into an amendment No. 1 to that certain employment agreement with Sean Alcoba (“Alcoba”), whereby Alcoba has been promoted from Comptroller to CFO, and pursuant to which the base salary of Alcoba was increased to $180,000 per year, retroactive to August 1, 2013.  All other terms of the original agreement remain in effect.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amendment No. 1 to the Employment Agreement by and between Shawn Alcoba and the Company.

10.2*	Amendment No. 1 to the Employment Agreement by and between David Popkin and the Company.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

EXCEL CORPORATION

Dated: November 19, 2013	/s/ David Popkin
David Popkin Chief Executive Officer (Principal executive officer)

Dated: November 19, 2013	/s/ Shawn Alcoba
Shawn Alcoba Comptroller (Principal financial and accounting officer)