Form 10-K
period 2013-12-31
Excel Corp
filed 2014-04-15
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of Common Stock held by non-affiliates as of April 11, 2014 was 12,613,733 shares, all of one class of common stock, par value $0.0001 per share, having an aggregate market value of approximately $4,162,532 based upon the closing price of registrant’s common stock on such date of $0.33 per share as quoted on the Over the Counter Bulletin Board. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliated.

As of April 11, 2014, there were 68,693,462 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I

Item 1.             Business.

Corporate History

We were incorporated in the state of Delaware in November 2010 as Ruby Worldwide, Ltd. for the purpose of commencing a licensing business.  In November 2010 we amended our Articles of Incorporation to amend our authorized capital from a non-stock corporation to its present authorized capital of 200,000,000 shares of common stock, $.0001 par value and 10,000,000 shares of preferred stock, $.0001 par value. In January 2011 we again amended our Articles of Incorporation to change our corporate name from Ruby Worldwide, Ltd. to Excel Corporation (the “Company”).

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

On August 19, 2013, Excel Cash Solutions, Inc. (“ECSI”) was formed as a wholly owned subsidiary of Excel Business Solutions, Inc.

On September 25, 2013, Excel Capital Solutions, LLC (“ECap”) was formed as a wholly owned subsidiary of Excel Cash Solutions, Inc.

On March 20, 2014, 420 Solutions Corporation (“420”) was formed as a wholly owned subsidiary of the Company.

As of December 31, 2013, there were 67,064,892 shares of common stock issued and outstanding.

Principal Services

Our business and main focus is now concentrated on the merchant servicing business, which began when we acquired with EBSI, and continued with the formations of ECSI, Ecap and 420.

Merchant Acquisition Business

As a result of the Merger, EBSI became a wholly-owned subsidiary of the Company and the Company succeeded to the business of EBSI.  The Company is a merchant acquirer (as described below) with the intention of providing credit and debit card processing services to merchants in a variety of industries.  The Company also plans to engage in financing the acquisition of existing merchant credit card portfolios. As of the date of this report, the Company has begun servicing a limited number of merchants.  The Company is also actively looking to acquire existing companies with active operations in the merchant servicing business, and on February 17, 2014, signed a definitive Securities Exchange Agreement for the acquisition of 90% of the membership interests of Payprotec Oregon, LLC d/b/a Securus Payments and 100% of the membership interests of Securus Consulting, LLC ("Securus"). Securus is a merchant acquirer providing credit and debit card processing services to merchants in all 50 states.

Overview

In the Payment Processing Industry, EBSI acts as a merchant acquirer.  Our primary business will be to provide bankcard payment processing services, receivable purchases, and credit card terminal leases to merchants in the United States.

On the processing side, this entails establishing a contractual relationship with a processor.  The processer, in turn, facilitates the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. We will primarily target small and mid-sized merchants as clients. Such clients will be solicited directly through an internal sales effort and by recruiting Independent Sales Organizations (“ISOs”).   ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs navigate the merchant’s application for processing and acquiring services through the process of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment.

In addition, we plan on acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States (the “Residual Portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from ISOs in the U.S. Consistent with being a merchant acquirer, we will not act as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to Residual Portfolios acquired from ISOs.  EBSI has entered into a non-binding Letter of Intent with RBL Capital Group, LLC (“RBL”) to serve as a facility to fund the acquisition of such residual income streams.  RBL may underwrite each prospective portfolio and subsequently provide funding for the purchase of the respective portfolio.

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

Credit card terminals are a key product offering that complements our merchant processing services.  Typically, when reviewing the processing needs of a merchant, we can find options and benefits for the merchant to upgrade their terminal, leading to lowered monthly processing fees for the merchant.  A new terminal is normally leased at a monthly rate.  We, in turn sell the lease paper to a leasing company, and collect a percentage on the total lease value.

Receivable purchases involve the purchase of a merchant’s future receivables for a discounted price.  These allow a merchant to get up front cash for immediate business needs.  We act as a broker between the merchant and a prospective buyer for their receivables, and provide us another product offering to combine with our processing services.  Once a buyer is found, we receive a commission on the discount the buyer receives for the purchase.

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

Bankcard processing revenue from contracted merchants is typically recurring in nature.  The industry average term of a merchant processing contract is three years.  Our combined product offerings in the form of receivable purchases and upgraded credit card terminal leases have the added value of establishing a longer term relationship with the customer, as they have the ability to use us for many service needs.

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

Our Services

We will sell electronic payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants who accept credit cards, debit cards, checks, and other non-cash forms of payment.  We will provide merchants the option to upgrade their credit card terminals to current technology, and in doing so, provide them opportunities to reduce their monthly processing fees.  In addition, we will acquire monthly residual streams currently in place between ISOs and processors.

We will also facilitate the process for merchants to connect with companies interested in purchasing their future receivables.

On June 7, 2013, the Company through its subsidiary, EBSI,  entered into a Management Services Agreement (“Tribul Agreement”) with Tribul Merchant Services, LLC, Tribul, LLC, Tribul Cash, LLC, Tribul of America, LLC and Second Source Funding LLC (collectively, the “Tribul Entities”), each a New York limited liability company, under which Tribul Entities retained the services of Excel to perform management and administrative services (with respect to the apportionment and settlement of collected commissions, fees, payments, charges and/or “residual revenues” among banks, financial institutions, credit card processors, independent sales organizations (“ISOs”), super-ISOs, sales representatives, sales agents, ancillary service providers and merchants (collectively, and as more fully described in the Agreement A,  “ISO Office Functions”) as agent and on behalf of the Tribul Entities.

Under the terms of the Tribul Agreement, until Excel has purchased a minimum of $80,000 per month in residual revenues from ISOs and super-ISOs currently doing business directly with the Tribul Entities, the Tribul Entities would pay to Excel as the managing agent a service fee of $29,500 per month and reimburse Excel for its reasonable out-of-pocket expenses incurred in the course of performing the ISO Office Functions.  Excel was also granted a limited, non-transferable, non-exclusive, royalty-free license and access to utilize Tribul Entities’ online systems for purposes of performing the ISO Office Functions. Pursuant to the Agreement, the Tribul Entities were not allowed to enter into similar agreements with any third parties.  However, in November 2013, the agreement was terminated due to Tribul Entities inability to continue paying the management fee.

On October 25, 2013, the Company through its subsidiary, EBSI, entered into an ISO Agreement (“TOT Agreement”) with TOT Payments, LLC, a Florida limited liability company (“TOT”), under which Excel agreed to solicit merchants (the “Merchants”) for TOT to provide credit and debit card processing services to Merchants.

The initial term of the Tot Agreement was five years and would automatically renew for additional successive one year periods, unless terminated pursuant to the terms of the Agreement. During the term of the Agreement, TOT is granting Excel a non-transferable, non-exclusive sub-license to use for its own business the processing, CRM and merchant support programs and platforms of TOT's processor(s). Under the Agreement, Excel would market the credit card and debit card processing services of TOT, and would encourage qualified customers to become Merchants.  During the first 12 months, TOT would advance to Excel on a monthly basis an amount not to exceed $90,000/month to support Excel’s expansion and marketing efforts (the “Advance”).  Excel was to have a five (5) month ramp up period and thereafter will be required to generate sufficient business and monthly minimum fees for TOT.   The minimum fee requirements under the Agreement were 50% of the Advance within five (5) months of the effective date of the Agreement, 80% within eight (8) months, and 100% within twelve (12) months.  Should Excel fail to reach minimum fee requirements, TOT was to have the right to adjust the revenues due to be paid to Excel under the Agreement  to cover any shortfall.

Under the terms of the Agreement, the initial revenue split between Excel and TOT was to be 90% and 10% respectively, and Excel was to be entitled to monthly Compensation (also known in the industry as “Residuals”, which is defined in the Agreement as Excel’s 90% of the revenues for Merchants, less any applicable fees or set-offs permitted to be charged by TOT under the Agreement). Excel would receive the Merchants Residuals for life; Excel’s entitlement to receive its Residuals and Compensation survives the termination or expiration of the Agreement (so long as Excel does not violate certain obligations under the Agreement, primarily the covenant not to solicit TOT’s employees, agents, vendors and Merchants for any competitors of TOT).  The Agreement also provides terms under which TOT will purchase from Excel a portion or all of Excel’s interests in the Residuals. All losses incurred by TOT in excess of 3 basis points of “Net Losses” as defined in the Agreement would be borne 90% by Excel (through a reserve account established under the Agreement) and 10% by TOT.  The Agreement contains standard non-solicitation and indemnification provisions.   In November 2013, TOT failed to provide the Advance.

On February 17, 2014, the Company entered into a Securities Exchange Agreement with Payprotec Oregon, LLC (d/b/a Securus Payments) (“Payprotec”), Mychol Robirds and Steven Lemma, that will effectuate the purchase of 90% of the membership interests of Payprotec and its subsidiary Securus Consultants, LLC..  In exchange for the membership interests in Payprotec and Securus, the Company has agreed to issue to Messrs. Robirds and Lemma a total of 20,400,000 shares of the Company’s Common Stock and two shares of the Company’s Series A Preferred Stock.  Pursuant to the Agreement, at closing, Payprotec will also enter into three year employment agreements (the “Employment Agreements”) with each of Messrs. Robirds and Lemma.  The Securities Exchange Agreement is subject to a number of conditions, including without limitation, the delivery of audited financial statements for Payprotec and Securus, consents of third parties, the filing of the certificate of designation for the Series A Preferred Stock ("Certificate of Designation") and the execution of the Employment Agreements.   On April 10, 2014 the Securities Exchange Agreement was amended to extend the closing date to April 21, 2014.

Sales and Marketing

Our in-house sales effort, will focus on soliciting small to medium-sized merchants. These merchants may be underserved by the large processors in terms of pricing and customer service and may therefore be better suited to receive service from a merchant acquirer.  As a result of our processing relationships, we believe that we will be able to provide competitively priced credit and debit card processing while providing a high level of customer service.

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

Competition

The payment processing industry is highly competitive.  The merchant acquirer competes with ISOs for the acquisition of merchant agreements.  Several large processors including First National Bank of Omaha, Chase Paymentech, L.P., Bank of America Merchant Services and Wells Fargo frequently solicit merchants directly or through their own network of ISOs.  In many cases, larger competition has demonstrated to not be as proactive in adjusting to changes in the market and we believe they will not be as competent to provide superior service we do that many small and mid-sized business owners require.

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

Licensing Business

Prior to the acquisition of EBSI, we were a United States based company focused on bringing national and international brands to the retail marketplace. We acted as agent for licensing brands of corporations, people, government agencies, etc. (“Licensors”) in a broad range of product categories.  We intended to obtain agent rights to license select brands where the brand name can be leveraged into new categories. Our objective was to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensors and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand.  We expected to organically grow the existing portfolio and enter into joint ventures or other partnerships with the goal of leveraging the experience of our management and that of our licensees to facilitate sales of branded products.

Upon acquiring the rights to a license from a Licensor, we expected that such a license will typically require us to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach specified targets.  Licenses for brands also typically require a licensee to pay to the brand owner certain minimum amounts for the advertising and marketing of the respective license brand. We intended to seek royalties from Licensees for brands where we are the agent. In addition, we will seek agent fees on minimum royalties and advertising and marketing fees which would offset any expenses we incur while acting as an agent.

We intended to seek the rights to license brands and enter into license relationships with domestic and/or international partners that have demonstrated ability to produce quality products that have been successfully marketed and sold domestically and/or internationally in a broad range of products categories.

In October 2011, we purchased assets of the business known as “Billy Martin’s,” including the intellectual property (IP), goodwill and fixtures and equipment for a purchase price of $150,000, consisting of $30,000 cash and a promissory note in the original principal amount of $120,000 (the “BM Note”), and a 20% share of the net profits generated from the sale of clothing and other products.  The Company is currently in default under the BM Note because it has not made the payment of $30,000 that was required in October 2012 and the following payment that was required in October 2013. However, the Company does not retain any rights to the IP/business name, and therefore, regards the agreement as no longer in effect.

On January 2, 2012, the Company entered into an agreement with Lifeguard Licensing Corp, (“LLC”) in which LLC owns rights to trademarks, packaging, designs, images, copyrights and other intellectual property.  LLC, pursuant to the agreement, designated the Company as the licensing agent to negotiate and service license agreements with respect to commercial exploitation of the property within the defined territory.  The term of the agreement is for one year commencing on the effective date. LLC may terminate the agreement upon written notice if the Company does not meet certain terms set forth in the agreement. The Company’s compensation will be calculated at 25%, 20% and 15% of Net Revenues (as defined in the agreement) for the initial term, second renewal term, and third renewal term, respectively.  In addition to the Company’s compensation, LLC will reimburse the Company for out of pocket expenses.  This agreement is still active.

On February 4, 2012, the Company entered into an agreement with Soupman, Inc. (“Soupman”).  Pursuant to the agreement, the Soupman has designated the Company as the exclusive licensing agent in the Territory, as defined in the agreement. As licensing agent, the Company will negotiate and service licensing agreements on behalf of Soupman. As compensation, the Company will receive 25% of all licensing revenue from agreements executed pursuant to the terms of the agreement and five percent (5%) of other licensing revenue as defined in the agreement.  All payments from license agreements are made payable to Soupman and after such payment, the Company will be paid the commission as indicated above.  The initial term of the agreement is for one year and automatically renews provided that the Company has submitted to Soupman a minimum of five potential license applications.  Subsequent to the second year, the agreement will terminate unless extended by written agreement.  As of Feb 4, 2014 the agreement was not renewed.

On February 21, 2012, the Company entered into an agreement with Camuto Consulting, Inc. (“Camuto”), in which the Camuto engaged the Company as the licensing agent to identify and secure licenses as applicable.  The agreement is for a one year term and expires February 28, 2013.  Compensation to the licensing agent pursuant to the agreement is as follows: (i) commissions payable at 6.5% on royalties earned and received by Camuto during the first term of solicited agreements with eligible licensees that are executed; and (ii) commissions payable at 5% on royalties earned and received by Camuto during any renewal term of solicited agreements with eligible licensees that are executed.  As of Feb 28, 2014, the agreement was not renewed.

On May 3, 2012, the Company entered into an agreement with Benedetto Arts, LLC  (“BA”), in which BA will utilize the Company as an independent contractor for the solicitation of licensing opportunities.   As compensation for its services, the Company will receive a commission based on 20% of Gross Revenue (as defined in the agreement).  The term of the Agreement is for one year commencing on May 3, 2012 with an option to extend if both parties agree.  In addition, if the Company does not deliver three business opportunities from the May 3, 2012 date, BA has the right to terminate the Agreement.  The agreement is still active, though it is not operative as of December 31, 2013.

Target Market

Despite our lack of activity in the license space, we still intend to focus on bringing national and international brands to the mass marketplace by acquiring the agent rights to Licensors’ brands and creating relationships between Licensor and Licensees.

The target market for our portfolio of clients’ brands will consist primarily of young lifestyle customers who are physically active and participate in more than one sporting activity or have aspirations to appear physically active. These are consumers that are both brand and quality conscious.

Through licensed brands, we intend to target consumers who want to be ahead of the latest styles and trends as well as consumers that connect with the heritage and tradition of an age-old brand and value its authenticity. In all cases, we will be targeting consumers that look for top performance, high quality and comfortable products that are affordably priced.

The Lifeguard brand is the focus of our licensing, with efforts under way to utilize the name and potentially produce products in the e-Cigarette business.  There are no current operations, but the Company has continued to move forward with its effort in establishing a presence in the e-Cigarette market.

Sales Cycle

Many product lines are seasonal in nature. It can be assumed that any sales bearing our clients’ brands will vary as a result of seasons, holidays, weather, and the timing of product shipments. Accordingly, a portion of our future potential revenue from agent fees on the license royalty revenue will likely be subject to seasonal fluctuations. The results of operations in any quarter therefore may not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

Employees

As of April 15, 2014, we have 1 full-time employee, including the executive staff. We will also utilize independent consultants to assist with accounting, sales and compliance matters.

Item 1A.         Risk Factors.

Risks Relating to Our Merchant Acquisition Business

We have limited operating history in the merchant processing and acquisition business. There is no guarantee that we will become profitable and that makes it difficult to predict future results and raises substantial doubt as to our ability to successfully develop profitable business operations and continue as a going concern.

We only recently decided to operate in the merchant processing and acquisition industry through the acquisition of EBSI, and have limited revenue from this business to date (as EBSI had no existing business at the time of the acquisition). We anticipate that we will operate at a loss for some time. We may never become profitable. In the future, we may experience under-capitalization, delays, lack of funding, and many of the others problems, delays, and expenses encountered by any early stage business, many of which are beyond our control. These include, but are not limited to:

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

In addition, our independent registered public accountants have included a going concern explanatory paragraph in their opinion of our 2013, 2012 and 2011 financial statements.

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

We expect to experience increasingly downward pricing pressure from merchants for merchant credit and debit card processing and acquiring services, similar to what many of our competitors have experienced. The services we plan to offer are a commodity and as such are not differentiable except using price. Low barriers to entry in becoming an ISO means that price competition in the industry is persistent and strong. Our management has noted this trend and does not anticipate that this trend will cease in the near future, if at all. Continued margin erosion could adversely affect our merchant retention and profitability.

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

Item 1B.          Unresolved Staff Comments.

Not Applicable

Item 2.             Properties.

We operate out of executive offices at 595 Madison Avenue, Suite 1101 New York, NY 10022.   We intend to lease additional space in the New York City area to expand operations. In March 2013, we entered into a lease agreement as a subtenant at 1 Metrotech Center, 20th Floor Brooklyn, NY 11201.  The lease term will expire on June 30, 2014 and we currently pay $4,000 per month.

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

PART II

Item 5.            Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the Over the Counter Bulletin Board (OTCBB) under the trading symbol “EXCC.” Prior to January 31, 2012 there was no active market for our common stock. The following table sets forth the high and low sales prices as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2012	HIGH	LOW
First Quarter	$.75	$.45
Second Quarter	$.60	$.15
Third Quarter	$.23	$.07
Fourth Quarter	$.12	$.07

FISCAL YEAR 2013	HIGH	LOW
First Quarter	$.17	$.08
Second Quarter	$.09	$.03
Third Quarter	$.05	$.01
Fourth Quarter	$.38	$.01

The last reported sales price of our common stock on the OTCBB on December 31, 2013 was $ 0.08 and on April 11, 2014, the last reported sales price was $0.30.

Holders

According to the records of our transfer agent, as of April 11, 2014, there were approximately 90 holders of record of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

As of December 31, 2013, there were no securities issued under our 2010 Equity Incentive Plan.

Item 6.            Selected Financial Data.

Not applicable

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.    Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We have been in a developmental phase since inception and currently have two lines of business operations: licensing and providing merchant services, including credit and debit card processing services, the purchase of merchant receivables, and credit card terminal leases.

Our merchant acquisition business began in 2013 and therefore, we have had no revenues from such operation during 2012. However, during 2013, we began servicing a limited amount of merchants, with some revenue.  Our primary source of revenue came from a management agreement with Tribul Entities, where we oversaw the distribution and servicing of a potential residual acquisition.  However, this ended in November 2013, as Tribul was no longer able to afford our management fee.  In addition, we entered into a definitive agreement with TOT, which provided us with a supplement on residuals to help us grow, but TOT did not continue to provide the supplement to residuals as outlined in the agreement.  Despite these setbacks, we currently have executed a definitive Securities Exchange Agreement for the purchase of 90% of the membership interests of Payprotec Oregon, LLC (d/b/a Securus Payments) (“Payprotec”), and its subsidiary Securus Consultants, LLC (collectively "Securus").. Securus is an established business in the merchant servicing industry, with over 150 employees and market accessibility in the mainland United States.  We expect that this business will  become the larger part of our merchant operations in 2014.

With respect to our licensing business, we are focused on bringing national and international brands to the retail market. We act as agent for licensing brands of corporations, people, government agencies, etc. (“Licensors”) in a broad range of product categories.  We intend to obtain agent rights to license select brands where the brand name can be leveraged into new categories. Our objective is to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensors and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand.  We expect to organically grow the existing portfolio and enter into joint ventures or other partnerships with the goal of leveraging the experience of agent management and that of our licensees to facilitate sales of branded products.

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

We intend to seek the rights to license brands and enter into license relationships with domestic and/or international partners that have demonstrated ability to produce quality products that have been successfully marketed and sold domestically and/or internationally in a broad range of products categories.  The Lifeguard brand is our primary focus in this area, with the intent of moving into the e-cigarette market, though currently there are no active operations in this area.

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

Date of Management’s Review of Subsequent Events

Subsequent events were considered through April 15, 2014, which is the date the financial statements were available to be issued.

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

As part of being a merchant acquirer, the Company does also receive fees for management of potential acquired portfolios, as well as subsidy payments to aid the company in growth for a period.  Typically these are negotiated through a contract.

In addition, the Company may also receive payment for brokering deals between a funder and a merchant where the funder purchases a portion of the merchant’s future receivables.  The commission the Company receives is typically calculated as a percentage on the profit the funder makes from such purchase.

Finally, the company may also from time to time lease a credit card terminal to a merchant.  This lease  is not held by the company, but instead is sold at a discounted percentage of the total value on the life of the lease as negotiated with the merchant for the terminal.  Revenue for the sale of the lease is recognized when it is paid.

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

Loss Per Share

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of December 31, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

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

Results of Operations

Revenues

During the year ended December 31, 2013, we had licensing revenues of $86,500 compared to $7,500 revenues for the year ended December 31, 2012.  During the year ended December 31, 2013, we had residual revenues of $92,092, management service and brokering revenue of $209,750, advance commission revenues of $33,015, and revenue related to the sale of leases of $11,104, as compared to $0 revenue in all these areas during the year ended December 31, 2012.   Although we may have some revenue from licensing for 2014, we anticipate that the majority of our future revenues will come from our merchant acquisition business.  We have a Securities Exchange Agreement with Payprotec that we expect will expand our growth in 2014 immensely.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were $1,185,189 during the year ended December 31, 2013 as compared to $564,216 during the year ended December 31, 2012, an increase of $620,973 or 110%. The increase in our selling, general and administrative expense was mainly as a result of establishing our merchant service operations as well as our operating as a publicly traded company. We anticipate that our general and administrative expenses will increase as we further establish our business operations as well as operating as a publicly traded company.

Other Income

Our other income was ($1,065) for the year ended December 31, 2013 mainly due to a write off of uncollectable interest, as compared to $223,078 for the year ended December 31, 2012, which was mainly a result on a gain on the sale of a note receivable held by a subsidiary, LifeguardCig, Inc. (formerly XL Fashions, Inc.), that resulted in other income of $220,313. As the gain on the note receivable is unrelated to our licensing and/or merchant acquisition business, we do not anticipate other income of any significance in the near future.

Net income

As a result of the forgoing, our net losses were $940,579 and $333,638 for the years ended December 31, 2013 and 2012, respectively. We are currently a development stage company and have spent the last year developing our merchant acquisition and license business.  However, we anticipate the Securities Exchange Agreement with Payprotec will bring us much more revenue opportunities.  Although it is possible we may continue to incur net losses in the future, our anticipation is that we will be able to see profitability in 2014.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Years ended December 31,
	2013	2012
Net cash used in operating activities	$(890,145)	$243,920
Net cash provided by (used in) investing activities	$(240,000)	$10,000
Net cash provided by financing activities	$12,337	$426,998

Net cash used in operating activities in 2013 was $890,145 as compared with $243,920 in 2012.  This increase of $646,225 was mainly attributable to an increased net loss of $606,941.

Net cash provided by investing activities was $240,000 in 2013, compared with $10,000 used in 2012.  The increase of $250,000 was mainly the result of writeoffs of the ShoutOmatic note receivable and the Billy Martin license.

Net cash provided by financing activities was 12,337 for the year ended December 31, 2013 as compared to $426,998 during the year ended December 31, 2012. During the year ended December 31, 2012, we raised $149,908 through the issuance of common stock and raised $227,000 in net proceeds as the result of a mandatory redemption, while in 2013 there was little investing activity.

As of December 31, 2013, we had cash and cash equivalents of $8,328, total current assets of $43,557 and total current liabilities of $375,101. To date, we have raised $1,167,653 through the sale of 35,161,016 shares of our common stock. While we expect that this may be sufficient to operate our business through June 2014, there can be no assurance that we will not need additional capital for operations prior to such date.  If we require additional capital, we may attempt to raise additional funds through sales of common stock or borrowings, but there are no assurances that we will raise sufficient amounts to meet our current needs.

Going Concern

Our independent registered public accountants have included a going concern explanatory paragraph in their opinion of our 2013 and 2012 financial statements.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.            Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries
A Development Stage Company
December 31, 2013

Contents

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheet, December 31, 2013 and December 31, 2012	F-2

Consolidated Statement of Operations
For the Years Ended December 31, 2013 and 2012 and From Inception, November 13, 2010 through December 31, 2013	F-3

Consolidated Statement of Stockholders' Equity
From Inception, November 13, 2010 through December 31, 2013	F-4

Consolidated Statement of Cash Flows
For the Years Ended December 31, 2013 and 2012 and From Inception, November 13, 2010 through December 31, 2013	F-5

Notes to Consolidated Financial Statements	F-6 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Excel Corporation and Subsidiaries
595 Madison
Ste 1101
New York, New York 10022

We have audited the accompanying consolidated balance sheets of Excel Corporation and Subsidiaries (a Delaware Development Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period November 13, 2010 (date of inception) to December 31, 2013.  Excel Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Corporation and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the for the years ended December 31, 2013 and 2012 and for the period November 13, 2010 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

April 15, 2014

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$8,328	$646,136
Accounts receivable	2,250	7,500
Prepaid Expenses	32,979
Notes receivable		60,000
Accrued interest on note receivable		1,515
Total current assets	43,557	715,151

Other Assets
Security Deposits	7,939
License agreements		150,000
Total other assets	7,939	150,000
Total Assets	51,496	865,151

LIABILITIES
Current Liabilities
Accounts payable	146,949	140,514
Accrued Payroll and Payroll Liabilities	66,113
Other Accrued Liabilities	12,039
Notes payable Advances	150,000	120,000
Shares subject to mandatory redemption		277,000
Total current liabilities	375,101	537,514

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares authorized 67,064,892 and 31,523,745 shares issued and outstanding as of December 31, 2013 and December 31, 2012 respectively	6,706	3,152
Additional paid-in capital	1,010,947	725,164
Accumulated (deficit)	(1,341,258)	(400,679)
Total stockholders' equity (deficit)	(323,605)	327,637
Total Liabilities and Stockholders' Equity	$51,496	$865,151

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations

	For the Years Ended			From Inception November13, 2010 through
	December 31,			December 31,
	2013	2012		2013
Revenues
Commission Income	$33,015	$		$33,015
Management Fee Income	209,750			209,750
Residual Income	92,092			92,092
Lease Income	11,104			11,104
Service Fee Income	86,500		7,500	94,000
Total Revenues	432,461		7,500	439,961

Cost of Sales
Commissions & Other Merchant Costs	45,070			45,070
Total Cost of Sales	45,070			45,070
Gross Profit	387,391		7,500	394,891

Sales, General and Administrative Expense
Payroll	687,037			687,037
Legal & Professional Fees	164,321		198,616	426,118
Outside Services	127,322		207,222	334,544
Rent	36,000			36,000
Bad Debt	33,281			33,281
Travel	31,181			31,181
Marketing & Advertising	29,782		72,425	102,207
Insurance	28,441			28,441
Misc SG&A Expense	53,667		85,953	143,480
Total SG&A Expense	1,191,032		564,216	1,822,289

Net (loss) before other income, other expense and income taxes	(803,641)		(556,716)	(1,427,398)

Other Income
Gain on sale of note receivable			220,313	220,313
Referral fee income			1,250	1,250
Interest income (writeoff for uncollectible interest)	(1,515)		1,515
Miscellaneous other income	450			450
Total Other Income	(1,065)		223,078	222,013

Other Expense
Acquisition of subsidiary	20,868			20,868
Miscellaneous other expense	115,005			115,005
Total Other Expense	135,873			135,873

Net (loss) before income taxes	(940,579)		(333,638)	(1,341,258)

Income Taxes
Current
Deferred
Total income taxes

Net (loss)	$(940,579)		$(333,638)	$(1,341,258)

Loss Per Share
Basic & Diluted	$(0.01435)		$(0.01077)	$(0.02046)

Weighted Average Shares Outstanding
Basic & Diluted	65,548,471		30,968,240	65,548,471

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From November 13, 2010 (Date of Inception) to December 31, 2013

	Preferred Stock		Common Stock			Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount		Capital	Stage

Balances, November 13, 2010		$		$		$	$

Issuance of common stock for
cash at $.002 per share			28,986,000		2,899	55,073

Less: Stock offering costs						(16,500)

Net loss from inception on
November 13, 2010 to
December 31, 2010							(750)

Balances, December 31, 2010		$	28,986,000		$2,899	$38,573	$(750)

Issuance of common stock for
cash at $.40 per share			1,500,000		150	599,850

Less: Stock offering costs						(63,156)

Net loss for the year ended
December 31, 2011							(66,291)

Balances, December 31, 2011		$	30,486,000		$3,049	$575,267	$(67,041)

Retirement of common stock
at .0001 per share			(50,000)		(5)	5

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per share			1,087,745		108	149,892

Net loss for the year ended
December 31, 2012							(333,638)

Balances, December 31, 2012			31,523,745		$3,152	$725,164	$(400,679)

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per share			2,008,701		201	276,799

Issuance of common stock for
acquisition of Excel Business Solutions
at par value (.0001 per share)			33,532,446		3,353

Recognition of options vested
on April 11, 2013						8,984

Net loss for the year ended
December 31, 2013							(940,579)

Balances, December 31, 2013		$	67,064,892		$6,706	$1,010,947	$(1,341,258)

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows

	For the Years Ended				From Inception November 13, 2010 through
	December 31,				December 31,
	2013		2012		2013
Operating Activities:
Net (Loss)		$(940,579)		$(333,638)	$(1,341,258)
Adjustments to reconcile net (loss) to net cash used in Operating Activities:
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable		5,250		(7,500)	(2,250)
Prepaid and other current assets		(32,979)			(32,979)
Security deposits		(7,939)			(7,939)
Accrued interest on note		1,515		(1,515)
Increase (decrease)
Accounts payable		6,435		98,733	146,949
Accrued payroll and payroll liabilities		66,113			66,113
Other accrued liabilities		12,039			12,039

Net cash (used in) operating activities		(890,145)		(243,920)	(1,159,325)

Cash flows from investing activities:
Decrease (increase) in due from notes receivable		60,000		(60,000)
Decrease in payments on notes payable		(120,000)			(120,000)
Increase from proceeds from advances		150,000			270,000
Increase (decrease) in license agreements		150,000		50,000

Net cash provided by (used in) investing activities		240,000		(10,000)	150,000

Cash flows from financing activities:
Issuance of shares subject to mandatory redemption		(277,000)		277,000
Increase (decrease) in additional paid in capital		285,783		149,895	1,010,947
Issuance of common stock		3,554		103	6,706

Net cash provided by financing activities		12,337		426,998	1,017,653

Net increase (decrease) in cash		(637,808)		173,078	8,328

Cash - beginning		646,136		473,058

CASH - ENDING		$8,328		$646,136	$8,328

Supplemental disclosures of cash flow information:
Interest paid
Income taxes paid	$		$		$

Supplemental disclosures of noncash investing and financing activities		None		None	None

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

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

Excel Cash Solutions, Inc. (“ECSI”) has been formed as a wholly owned subsidiary of Excel Business Solutions, Inc on August 19, 2013.  ECSI manages a sales team intending to originate the sales of financial products targeted for small to mid-sized merchants.  ECSI is compensated with referral fees for realized credit card processing agreements, equipment leases and cash advances.  All payment processing accounts will be referred to Excel Business Solutions, Inc.  The Company is exploring the opportunity of expanding its business into the receivable purchasing space and would have first right of refusal to participate in any transactions originated by ECSI.

Additionally, Excel Capital Solutions, LLC, (“ECap”), has been formed as a wholly owned subsidiary of Excel Cash Solutions, Inc on September 25, 2013.  ECap negotiates, manages and holds agreements between other merchant service providers and ECap.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds through sales of its common stock or through loans from shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of December 31, 2013 and December 31, 2012, the consolidated statements of operations and comprehensive income for the years ended December 31, 2013 and 2012, and the consolidated statements of cash flows for the years ended December 31, 2013 and 2012.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the year ended December 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through April 15, 2014, which is the date the financial statements were available to be issued.

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

As part of being a merchant acquirer, the Company does also receive fees for management of potential acquired portfolios, as well as subsidy payments to aid the company in growth for a period.  Typically these are negotiated through a contract.

In addition, the Company may also receive payment for brokering deals between a funder and a merchant where the funder purchases a portion of the merchant’s future receivables.  The commission the Company receives is typically calculated as a percentage on the profit the funder makes from such purchase.

Finally, the company may also from time to time lease a credit card terminal to a merchant.  This lease  is not held by the company, but instead is sold at a discounted percentage of the total value on the life of the lease as negotiated with the merchant for the terminal.  Revenue for the sale of the lease is recognized when it is paid.

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

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

Loss Per Share

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of December 31, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

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

Material estimates that are particularly susceptible to significant change relate to the evaluation of deferred tax assets.

Reclassification

Certain amounts as of the year ended December 31, 2012 have been reclassified to conform to the current year’s presentation. These changes have no effect on the company’s results of operations or financial position.

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

5.         FAIR VALUE MEASUREMENTS (Continued)

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Security Deposits, Accounts Payable, Accrued Payroll and Payroll Liabilities, and Other Acrrued Liabilities.

The items are generally short-term in nature, and accordingly, the carrying amounts reported in the consolidated statements of financial condition are reasonable approximations of their fair values.

License Agreements, Note Receivable, Note Payable and Advances.

The carrying amounts approximate the fair value.

6. INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2013, the Company has available unused operating loss carryforwards of approximately $1,200,000 which may be applied against future federal and state taxable income which expires in 2033.  The Company is carrying a valuation allowance against the deferred tax asset as the Company believes that it is more likely than not that the net operating losses will not be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards.  The Company has established a valuation allowance equal to the effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards
.
7. STOCKHOLDERS EQUITY

At December 31, 2013, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.  As of April 15, 2014, the Company had 68,893,462 shares of common stock issued and outstanding.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

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

As of April 14, 2014, Mr. Stone’s options have expired.

9. RELATED PARTY TRANSACTIONS.

On January 14, 2013, in conjunction with the acquisition of subsidiary (see note 14), there was an issuance of stock, 33,523,446, approximately 50% of total stock issued, of which 6,789,641 was issued to current officers and directors of Excel Corp.

10. LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of December 31, 2013 has outstanding 150,000 options which would have an anti-dilutive effect on earnings.

The following is a reconciliation of the basic and diluted loss per share – common calculation for the years ended December 31, 2013 and 2012 and for the period November 13, 2010 (date of inception) through December 31, 2013.

	For the	For the	November 13, 2010 (date of inception)
	Year Ended	Year Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Loss from continuing operations available to common stockholders	(940,579)	(333,638)	(1,341,258)

Weighted average number of common shares outstanding used in earnings per share during the period Basic and Diluted	65,548,471	30,968,240	65,548,471

Loss per common share Basic and Diluted	(.01435)	(.01077)	(.02046)

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

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

The Company is currently in default under the BM Note because it has not made the payment of $30,000 that was required in October 2012 and the following payment that was required in October 2013. However, the Company does not retain any rights to the IP/business name, and therefore, regards the agreement as no longer in effect.

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

As of Feb 4, 2014 the agreement was not renewed.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

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

As of Feb 28, 2014, the agreement was not renewed.

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

The agreement is still active, though it is not operative as of December 31, 2013.

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

The agreement has been renewed and as of December 31, 2013, the agreement is still active.

12. NOTE RECEIVABLE

On August 1, 2012, the Company entered into a Secured Promissory Note with Shoutomatic LLC (the “Maker”) in which the Maker promises to pay the Company (the “Payee”) the principal sum of $60,000 at an interest rate of six percent per annum.  The interest was to accrue and be paid on August 1, 2013 (“Maturity Date”). The Maker did have the right to prepay without penalty.

Currently, the payment remains past due, and management has written it off with the expectation that it will not be paid.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

13. SHARE SUBJECT TO MANDATORY REDEMPTION

The funds that XL Fashions utilized for the Orix Note acquisition were raised from the sale of 9,608,412 shares of its Preferred stock, at a price of $.1379 per share.  The shares will convert on a one for one basis for shares of Excel Corporation common stock or will be purchased back in cash.  As of December 31, 2013, all shares of this Preferred stock was either converted to Excel Corporation common stock or purchased back in cash.

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

As of April 15, 2014, there are 68,893,462  shares of common stock issued and outstanding.

15. ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

Tribul Agreement

On June 7, 2013, the Company through its subsidiary, EBSI,  entered into a Management Services Agreement (“Tribul Agreement”) with Tribul Merchant Services, LLC, Tribul, LLC, Tribul Cash, LLC, Tribul of America, LLC and Second Source Funding LLC (collectively, the “Tribul Entities”), each a New York limited liability company, under which Tribul Entities retained the services of Excel to perform management and administrative services (with respect to the apportionment and settlement of collected commissions, fees, payments, charges and/or “residual revenues” among banks, financial institutions, credit card processors, independent sales organizations (“ISOs”), super-ISOs, sales representatives, sales agents, ancillary service providers and merchants (collectively, and as more fully described in the Agreement A,  “ISO Office Functions”) as agent and on behalf of the Tribul Entities.

Under the terms of the Tribul Agreement, until Excel has purchased a minimum of $80,000 per month in residual revenues from ISOs and super-ISOs currently doing business directly with the Tribul Entities, the Tribul Entities would pay to Excel as the managing agent a service fee of $29,500 per month and reimburse Excel for its reasonable out-of-pocket expenses incurred in the course of performing the ISO Office Functions.  Excel was also granted a limited, non-transferable, non-exclusive, royalty-free license and access to utilize Tribul Entities’ online systems for purposes of performing the ISO Office Functions. Pursuant to the Agreement, the Tribul Entities were not allowed to enter into similar agreements with any third parties.

However, in November 2013, the agreement was terminated due to Tribul Entities inability to continue paying the management fee.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

15. ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT (Continued)

TOT Agreement

On October 25, 2013, the Company through its subsidiary, EBSI, entered into an ISO Agreement (“TOT Agreement”) with TOT Payments, LLC, a Florida limited liability company (“TOT”), under which Excel agreed to solicit merchants (the “Merchants”) for TOT to provide credit and debit card processing services to Merchants.

The initial term of the Tot Agreement was five years and would automatically renew for additional successive one year periods, unless terminated pursuant to the terms of the Agreement. During the term of the Agreement, TOT is granting Excel a non-transferable, non-exclusive sub-license to use for its own business the processing, CRM and merchant support programs and platforms of TOT's processor(s). Under the Agreement, Excel would market the credit card and debit card processing services of TOT, and would encourage qualified customers to become Merchants.  During the first 12 months, TOT would advance to Excel on a monthly basis an amount not to exceed $90,000/month to support Excel’s expansion and marketing efforts (the “Advance”).  Excel was to have a five (5) month ramp up period and thereafter will be required to generate sufficient business and monthly minimum fees for TOT.   The minimum fee requirements under the Agreement were 50% of the Advance within five (5) months of the effective date of the Agreement, 80% within eight (8) months, and 100% within twelve (12) months.  Should Excel fail to reach minimum fee requirements, TOT was to have the right to adjust the revenues due to be paid to Excel under the Agreement  to cover any shortfall.

Under the terms of the Agreement, the initial revenue split between Excel and TOT was to be 90% and 10% respectively, and Excel was to be entitled to monthly Compensation (also known in the industry as “Residuals”, which is defined in the Agreement as Excel’s 90% of the revenues for Merchants, less any applicable fees or set-offs permitted to be charged by TOT under the Agreement). Excel would receive the Merchants Residuals for life; Excel’s entitlement to receive its Residuals and Compensation survives the termination or expiration of the Agreement (so long as Excel does not violate certain obligations under the Agreement, primarily the covenant not to solicit TOT’s employees, agents, vendors and Merchants for any competitors of TOT).  The Agreement also provides terms under which TOT will purchase from Excel a portion or all of Excel’s interests in the Residuals. All losses incurred by TOT in excess of 3 basis points of “Net Losses” as defined in the Agreement would be borne 90% by Excel (through a reserve account established under the Agreement) and 10% by TOT.  The Agreement contains standard non-solicitation and indemnification provisions.   In November 2013, TOT failed to provide the Advance.

16. SUBSEQUENT EVENTS

Securities Exchange Agreement

On February 17, 2014, the Company entered into a Securities Exchange Agreement with Payprotec Oregon, LLC (d/b/a Securus Payments) (“Payprotec”), Mychol Robirds and Steven Lemma, that will effectuate the purchase of 90% of the membership interests of Payprotec and its subsidiary Securus Consultants, LLC..  In exchange for the membership interests in Payprotec and Securus, the Company has agreed to issue to Messrs. Robirds and Lemma a total of 20,400,000 shares of the Company’s Common Stock and two shares of the Company’s Series A Preferred Stock.  Pursuant to the Agreement, at closing, Payprotec will also enter into three year employment agreements (the “Employment Agreements”) with each of Messrs. Robirds and Lemma.  The Agreement is subject to a number of conditions, including without limitation, the delivery of audited financial statements for Payprotec and Securus, consents of third parties, the filing of the certificate of designation for the Series A Preferred Stock ("Certificate of Designation") and the execution of the Employment Agreements.   The closing date for the Securities Exchange Agreement has been extended to April 21, 2014.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013

16. SUBSEQUENT EVENTS (Continued)

Entry into a Material Definitive Agreement

On March 24, 2014, Excel Corporation (the “Company”), through its wholly owned subsidiary 420 Solutions Corporation (“420 Solutions”), entered into an Exclusive Reseller Agreement (the “Agreement”) with TransBlue, LLC (“TransBlue”).  The Agreement gives 420 Solutions the exclusive right to resell TransBlue’s Point of Banking (“POB”) processing services to certain merchant types/market segments during the term of the Agreement (“Reseller Rights”).  The term of the Agreement (the “Term”) is for a period of four years commencing on March 24, 2014. Thereafter, the Agreement automatically renews for consecutive, additional one year terms unless either party provides the other party written notice of non-renewal at least 30 days prior to the commencement of any additional one year term.

In exchange for the Reseller Rights, the Company, upon signing of the Agreement, agreed to issue to Trans Blue 200,000 shares of the Company’s Common Stock (the “Initial Shares”).  In addition to the Initial Shares, during the Term, the Company has agreed to issue up to 800,000 shares of the Company’s Common Stock entirely dependant on and proportionally related to the Company’s ability to successfully sell TransBlue’s POB services.

The foregoing summary of the Agreement is qualified in its entirety by reference to the Agreement a copy of which is filed as Exhibit 10.01 to this report and is incorporated herein by reference.

 Issuance of Stock

In 2014, as of the date of this report, the company has raised $150,000 through the issuance of 1,628,570 shares of its Common Stock.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.       Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has concluded that as of December 31, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company
Ruben Azrak	61	Chief Executive Officer and Chairman of the Board
Shawn Alcoba	39	Chief Financial Officer and Comptroller
Charles Azrak	26	Director
Antonio Rubio	43	Director

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

Biographies

Ruben Azrak, Chief Executive Officer and Chairman of the Board of Directors. Ruben Azrak a founder of the Company and has been a director since our incorporation in November 2010. Mr. Azrak was our Chief Executive Officer from inception until the date of the Merger and on February 13, he became Chief Executive Officer again. Beginning in 1998, along with Russell Simmons, Mr. Azrak developed Phat Farm Licensing. Phat Farm Licensing was sold in 2004. In 1996 he started Check Group LLC, a company engaged in the apparel business. Mr. Azrak subsequently sold his entire interest in Check Group to a partner. Mr. Azrak is Chairman and a Director of RVC Enterprises, which was formed with his two sons, Victor and Charles. RVC, through its subsidiaries and affiliates, now licenses ROCAWEAR, the ladies sportswear line from the entertainer-entrepreneur Jay-Z. In addition, RVC owns the license for ELLEN TRACY sportswear and BEVERLY HILLS POLO CLUB. Mr. Azrak is also President and the sole director of Lifeguard Licensing Corp. and Lucky Star licensing. Mr. Azrak is active in the real estate business as both an investor and owner of a number of commercial buildings throughout the NY City area. Our board is of the opinion that Ruben Azrak’s prior experience in licensing with both Phat Farm Licensing and RVC qualifies him to serve as a member of our Board of Directors. Mr. Azrak is the father of Charles Azrak.

Shawn Alcoba, Chief Financial Officer and Comptroller. Shawn Alcoba became our Comptroller upon consummation of the Merger. On August 1, 2013 Shawn became Chief Financial Officer. He served as the Comptroller for Intermedia.net Inc., a provider of cloud computing services for small and medium sized businesses, from January 2007 until the company was purchased by Oak Hill Capital Management Partners in May 2011. From June 2011 to October 2012, he continued at Intermedia.net Inc. under the new ownership. Mr. Alcoba graduated from Columbia University in 1998.  On August 1, 2013, Mr. Alcoba assumed the position of Chief Financial officer.

Charles Azrak, Director. Charles Azrak has been a director of ours since inception. Mr. Azrak was our Vice President and Secretary from inception until the date of the Merger. He has been involved in all phases of RVC's operations since 2006; specifically, finance, sourcing of product and production. Charles Azrak is Vice President, Secretary and a director of RVC. Our board is of the opinion that Charles Azrak’s prior experience in licensing with RVC qualifies him to serve as a member of our Board of Directors. Charles Azrak is the son of Ruben Azrak.

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

Board Committees

Our Board of Directors has no separate committees.  No one serving on our Board of Directors would qualify as an audit committee financial expert.  As a small reporting issuer with limited resources, the Board of Director has determined not to expend resources to engage a financial expert.

Item 11.             Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or awarded to our Named Executive Officers by Company during the years ended December 31, 2013.  Prior to 2013, none of our officers received compensation.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All other Compensation ($)	Total ($)
Ruben Azrak Chairman of the Board and Chief Executive Officer (1)	Fiscal 2013	$-	$-	$-	$-	$-	$-

David Popkin Chief Executive Officer (2)	Fiscal 2013	$182,500	$-	$-	$-	$-	$182,500

Shawn Alcoba Chief Financial Officer (2)	Fiscal 2013	$140,000	$-	$-	$-	$-	$140,000

(1)	Ruben Azrak became Chief Finanical Officer on February 13, 2014, after David Popkin resigned his position.
(2)	David Popkin resigned on February 10, 2014.
(3)	Shawn Alcoba became Chief Financial Officer on August 1, 2013.

Except as provided for in agreements that the Company may enter into with its executive officers, any bonus compensation to executive officers will be determined by our Compensation Committee based on factors it deems appropriate, including the achievement of specific performance targets and our financial and business performance.

Employment Agreements and Compensation

David Popkin, who was Chief Executive Officer on December 31, 2013, officially resigned his position on February 10, 2014.  On February 13, 2014, The Board voted to accept Mr. Popkin’s resignation and to appoint Mr. Ruben Azrak as the Company’s Interim Chief Executive Officer.  Mr. Azrak does not receive compensation from the Company.

The Company has entered into three-year employment agreements in January 2013 with Shawn Alcoba.  Shawn Alcoba, our Chief Financial Officer, earns a salary of $180,000 per year.  He is also entitled to participate in the Company’s benefit plans and to receive such additional consideration, including cash and stock bonuses and option grants, as determined by our Board of Directors. Their employment agreement can be terminated, among the other things, by the Company for cause or by the employees for certain good reasons. Their employment agreement also contains customary provisions of confidentiality and non-competition or non-solicitation.

Stock Option Grants

We did not grant any stock options to anyone during the most recent fiscal period ended December 31, 2013.

Compensation of Directors

None of our directors received compensation for the year ended December 31, 2013.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 11, 2014 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.  Each 5% stockholder's address is c/o Excel Corporation at 595 Madison Avenue, Suite 1101 New York, NY 10022, unless stated otherwise.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5% Owners:
Sarah Azrak(2)	10,007,200	14.5%
The Samuel Chanin Irrevocable Insurance Trust December 21, 2006(3)	6,474,320	9.4%
S.E.A Forever LLC(4)	3,862,570	5.6%
Executive Officers and Directors:
Ruben Azrak	3,104,600	4.5%
Shawn Alcoba	992,461	1.4%
Charles Azrak	3,104,600	4.5%
Antonio Rubio	1,984,922	2.9%
All executive officers and directors as a group (four persons)	9,186,583	13.3%

(1)	Based on 68,893,462 shares of our common stock issued and outstanding.

(2)
Sarah Azrak is a natural person with voting and dispositive power over 6,902,600 shares of our common stock as trustee for The Azrak Family 2010 Irrevocable Trust. In addition, she is the holder of 3,104,600 shares of our common stock. Ms. Azrak is the wife of Ruben Azrak. Charles Azrak is the son of Ruben and Sarah Azrak.

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

Item 14.            Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2013 and December 31, 2012, the firm of Connolly, Grady & Cha, P.C. was our principal accountant and the firm of Sasserath & Zoraian, LLP was our principal tax firm. The following is a summary of fees paid or to be paid to them for services rendered.

Audit Fees: Aggregate fees billed by Connolly, Grady & Cha, P.C. for professional services rendered for the audit of our annual financial statements and review of our interim financial statements for the years ended December 31, 2013 and December 31, 2012 were $23,920 and $24,640, respectively.

Audit-Related Fees: There were no additional fees billed by Connolly, Grady & Cha, P.C. for services related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2013 and December 31, 2012.

Tax Fees: Aggregate fees billed by Sasserath & Zoraian, LLP for tax compliance, tax advice and tax planning for the years ended December 31, 2013 and December 31, 2012 were $8,735 and $15,960 respectively.

All Other Fees: There were no additional fees billed by Connolly, Grady & Cha, P.C. for products and services other than those described above for the years ended December 31, 2013 and December 31, 2012.

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

10.10
Management Services Agreement, dated June 7, 2013, by and between Excel Business Solutions, Inc. and Tribul Merchant Services, LLC, Tribul, LLC, Tribul Cash, LLC, Tribul of America, LLC and Second Source Funding LLC is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 13, 2013.

10.11
Amendment No. 1 to the Employment Agreement by and between Shawn Alcoba and the Company is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated November 19, 2013.

10.12
Amendment No. 1 to the Employment Agreement by and between David Popkin and the Company is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated November 19, 2013.

10.13
Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 21, 2014.

10.14
Amendment dated as of April 10, 2014 to the Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated April 11, 2014.

10.15
Exclusive Reseller Agreement, dated March 24, 2014, between 420 Solutions Corporation and TransBlue, LLC is incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 28, 2014.

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

EXCEL CORPORATION

April 14, 2014	By:	/s/ Ruben Azrak
Ruben Azrak
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ruben Azrak	Chief Executive Officer and Director	April 14, 2014
Ruben Azrak	(principal executive officer)

/s/ Shawn Alcoba	Chief Financial Officer and Comptroller	April 14, 2014
Shawn Alcoba	(principal financial and accounting officer)

/s/ Charles Azrak	Director	April 14, 2014
Charles Azrak

/s/ Antonio Rubio	Director	April 14, 2014
Antonio Rubio

Exhibit Index

Exhibit No.	Description

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

10.10
Management Services Agreement, dated June 7, 2013, by and between Excel Business Solutions, Inc. and Tribul Merchant Services, LLC, Tribul, LLC, Tribul Cash, LLC, Tribul of America, LLC and Second Source Funding LLC is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 13, 2013.

10.11
Amendment No. 1 to the Employment Agreement by and between Shawn Alcoba and the Company is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated November 19, 2013.

10.12
Amendment No. 1 to the Employment Agreement by and between David Popkin and the Company is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated November 19, 2013.

10.13
Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 21, 2014.

10.14
Amendment dated as of April 10, 2014 to the Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated April 11, 2014.

10.15
Exclusive Reseller Agreement, dated March 24, 2014, between 420 Solutions Corporation and TransBlue, LLC is incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 28, 2014.

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