Form 10-Q
period 2014-03-31
Excel Corp
filed 2014-05-20
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   333-173702

Excel Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-3955524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

595 Madison Avenue, Suite 1101, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   212-921-2000

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of May 20, 2014, there were 89,293,462 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013	1
Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited), and from inception, November 13, 2010 to March 31, 2014 (unaudited)	2
Consolidated Statements of Changes in Stockholders' Equity from inception, November 13, 2010 to March 31, 2014 (unaudited)	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited), and from inception, November 13, 2010 to March 31, 2014 (unaudited)	4
Notes to Unaudited Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

Overview	12
Results of Operations	13
Liquidity and Capital Resources	13
Significant Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION	16

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. MINE SAFETY DISCLOSURE	17

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	18
Ex-10.01
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$26,242	$8,328
Accounts receivable		2,250
Prepaid expenses	13,536	32,979
Total current assets	39,778	43,557

Other Assets
Security deposits	7,939	7,939
Total other assets	7,939	7,939
Total Assets	47,717	51,496

LIABILITIES
Current Liabilities
Accounts payable	142,869	146,949
Accrued payroll and payroll liabilities	210,126	66,113
Other accrued liabilities	14,883	12,039
Advances	175,000	150,000
Total current liabilities	542,878	375,101

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 200,000,000 shares authorized 68,693,462 and 67,064,892 shares issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	6,869	6,706
Additional paid-in capital	1,160,784	1,010,947
Accumulated (deficit)	(1,662,814)	(1,341,258)
Total stockholders' (deficit)	(495,161)	(323,605)
Total Liabilities and Stockholders' Equity	$47,717	$51,496

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		From Inception November 13, 2010 through
	March 31,		March 31,
	2014	2013	2014
Revenues
Commission income	$11,166	$-	$44,181
Management fee income			209,750
Residual income			92,092
Lease income	10,322		21,426
Service fee income		22,500	94,000
Total Income	21,488	22,500	461,449

Cost of Sales
Commissions & other merchant costs	3,622		48,692
Total Cost of Sales	3,622		48,692
Gross Profit	17,866	22,500	412,757

Sales, General and Administrative Expense
Payroll	203,258	139,430	890,295
Legal & professional fees	46,800	46,860	472,918
Outside services	24,516	11,818	359,060
Rent	12,000		48,000
Bad debt			33,281
Travel	17,926	8,422	49,107
Marketing & advertising	5,606	25,387	107,813
Insurance	8,904	1,640	37,345
Miscellaneous SG&A expense	20,412	16,366	163,892
Total SG&A Expense	339,422	249,923	2,161,711

Net (loss) before other income and income taxes	(321,556)	(227,423)	(1,748,954)

Other Income
Gain on sale of note receivable			220,313
Referral fee income			1,250
Interest income		927
Miscellaneous other income			450
Total other income		927	222,013

Other Expense
Loss on acquisition of subsidiary		20,868	20,868
Miscellaneous other expense			115,005
Total other expense		20,868	135,873

Net (loss) before income taxes	(321,556)	(247,364)	(1,662,814)

Income Taxes
Current
Deferred
Total income taxes	-	-	-

Net income (loss)	$(321,556)	$(247,364)	$(1,662,814)

Loss Per Share
Basic & Diluted	$(0.005)	$(0.004)	$(0.025)

Weighted Average Shares Outstanding
Basic & Diluted	67,191,559	60,357,648	67,191,559

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (unaudited)
From November 13, 2010 (Date of Inception) to March 31, 2014
	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage

Balance, November 13, 2010		$-		$-	$-	$-

Issuance of common stock for
cash at $.002 per share			28,986,000	2,899	55,073

Less: Stock offering costs					(16,500)

Net loss from inception on
November 13, 2010 to
December 31, 2010						(750)

Balance, December 31, 2010		$-	28,986,000	$2,899	$38,573	$(750)

Issuance of common stock for
cash at $.40 per share			1,500,000	150	599,850

Less: Stock offering costs					(63,156)

Net loss for the year ended
December 31, 2011						(66,291)

Balance, December 31, 2011		$-	30,486,000	$3,049	$575,267	$(67,041)

Retirement of common stock
at .0001 per share			(50,000)	(5)	5

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share			1,087,745	108	149,892

Net loss for the year ended
December 31, 2012						(333,638)

Balance, December 31, 2012			31,523,745	$3,152	$725,164	$(400,679)

Issuance of common stock for
exchange of subsidiaries
preferred stock @ .1379 per
share			2,008,701	201	276,799

Issuance of common stock for
acquisition of Excel Business Solutions
at par value (.0001 per share)			33,532,446	3,353

Recognition of options vested
on April 11, 2013					8,984

Net loss for the period
January 31, 2013 - December 31, 2013						(940,579)

Balance, December 31, 2013		$-	67,064,892	$6,706	$1,010,947	$(1,341,258)

Issuance of common stock
at .07 per share			1,428,570	143	99,857

Issuance of common stock
at .25 per share			200,000	20	49,980

Net loss for the period
January 1, 2014 - March 31, 2014						(321,556)

Balance, March 31, 2014		$-	68,693,462	$6,869	$1,160,784	$(1,662,814)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended		From Inception November 13, 2010 through
	March 31,		March 31,
	2014	2013	2014
Operating Activities:
Net Income	$(321,556)	$(247,364)	$(1,662,814)
Adjustments to reconcile net loss to net cash provided
by (used in) Operating Activities:
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	2,250	(7,500)
Prepaid and other current assets	19,443	(99,756)	(13,536)
Security deposits		(7,939)	(7,939)
Accrued interest on note		(927)
Increase (decrease)
Accounts payable	(4,080)	(4,745)	142,869
Accrued payroll & payroll liabilities	144,013	26,099	210,126
Other accrued liabilities	2,844	(2,896)	14,883

Net cash (used in) operating activities	(157,086)	(345,028)	(1,316,411)

Cash flows from investing activities:
(Increase) in due from notes receivable		(3,353)
Payments on notes payable			(120,000)
Proceeds from advances	25,000		295,000

Net cash provided by (used in) investing activities	25,000	(3,353)	175,000

Cash flows from financing activities:
Issuance of shares subject to mandatory redemption		(20,000)
Issuance of common stock	150,000	44,122	1,167,653

Net cash provided financing activities	150,000	24,122	1,167,653

Net increase (decrease) in cash	17,914	(324,259)	26,242

Cash - beginning	8,328	646,236

Cash - Ending	$26,242	$321,977	$26,242

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

1.         ORGANIZATION AND OPERATIONS

Excel Corporation (the “Parent”) was organized November 13, 2010 as a Delaware corporation.  The Parent has three wholly owned subsidiaries, LifeguardCig Inc., formerly XL Fashions Inc., formed in fiscal year 2012, (the “Lifeguard”), Excel Business Solutions, Inc., formed in fiscal year 2013, (“EBSI”), and 420 Solutions Corporation formed in March 2014, (the “420S”), (Parent,  Lifeguard, EBSI, and 420S, collectively, the “Company”).

The Company has been considered a development stage company as defined by FASB ASC 915-205-45-6.  However, on April 21, 2014, the Company acquired 100% of the membership interests of Payprotec Oregon LLC (d/b/a Securus Payments) (“Payprotec”) (see note 14).  Following this transaction, the Company will cease to be a development stage company. The Company is currently devoting substantially all of its efforts in two areas.

The Company’s primary efforts are in the merchant processing industry.  The Company focuses on acquiring merchants for various business needs such as advances on receivables, credit card terminal leases, and credit card processing.  The Company does some of this work through Independent Sales Organizations (“ISO”s) who solicit small to medium sized merchants.

The Company sells electronic payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants who accept credit cards, debit cards, checks, and other non-cash forms of payment.  In addition, the Company looks to acquire monthly residual streams currently in place between ISOs and processors.

The other focus of the Company is in its licensing arm, and primarily on the e-cigarette market.  The Company believes that with its ability to interact with many small to midsize merchants by assisting them with their merchant services, particularly merchants in product distribution, there will exist opportunities to foray into wholesale distribution.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The acquisition of Securus on April 21, 2014 provides the Company with substantially greater revenues and assets than those that existed on March 31, 2014.  There is no assurance that the Company will be successful in integrating Securus into its operations or that Securus will continue to be profitable or that the combined companies will achieve profitable operations.  In addition, the Company may need or desire to raise capital through debt or equity financing and there is no assurance that the Company will be able to do so.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of March 31, 2014 and March 31, 2013, the consolidated statements of operations and comprehensive income for the three months ended ended March 31, 2014 and 2013, and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s revenue consists mainly of fees from licenses issued and merchant acquirer fees.  License revenues include royalties and brand fund contributions which are based on a percent of sales and an initial license fee.  Royalties, license fees and brand fund contributions are recognized in the period earned.

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

The company also leases credit card terminals to merchants.  These leases are not held by the company, but instead are sold to a third party lessor.  Revenue for the sale of leases is recognized when the third party lessor accepts the lease.

Cash and Cash Equivalents

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of March 31, 2014 has no options which would have a dilutive effect on earnings.

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

Reclassification

Certain amounts as of the three months ended March 31, 2013 have been reclassified to conform to the current year’s presentation. These changes have no effect on the company’s results of operations or financial position.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of the provision in this ASU did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Security Deposits, Accounts Payable, Accrued Payroll and Payroll Liabilities, and Other Accrued Liabilities.

The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

License Agreements, Note Receivable, Note Payable and Advances.

The carrying amounts approximate the fair value.

6. INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2014, the Company has available unused operating loss carryforwards of approximately $1,500,000 which may be applied against future federal and state taxable income which expire in 2033.  The Company is carrying a valuation allowance against the deferred tax asset as the Company believes that it is more likely than not that the net operating losses will not be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined because of the uncertainty surrounding the realization of the loss carryforwards.  The Company has established a valuation allowance equal to the effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

7. STOCKHOLDERS EQUITY

At March 31, 2014, the Company had 200,000,000 shares of common stock authorized par value $.0001 and 10,000,000 shares of preferred stock authorized par value $.0001.  As of May 20, 2014, the Company had 89,293,462 shares of common stock issued and outstanding.

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

On April 11, 2013, the Company modified its employment agreement with an executive, granting the executive an option to purchase 250,000 shares at $0.30 per share. The executive is longer employed by the Company and the option has expired.

As of May 20, 2014, there are no other options issued under the plan.

9. RELATED PARTY TRANSACTIONS.

On January 14, 2013, in conjunction with the acquisition of subsidiary, there was an issuance of stock, 33,523,446, approximately 50% of total stock issued, of which 6,789,641 was issued to current (or recent) officers and directors of Excel Corp.

On January 14, Ruben Azrak, Chairman of the Board and then Interim Chief Executive Officer, advanced the Company $25,000.  This advance bears no interest and does not provide for a specific repayment date.

10. LOSS PER SHARE

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of March 31, 2014 has no options issued which would have an effect on earnings.

The following is a reconciliation of the basic and diluted loss per share – common calculation for the three months ended March 31, 2014 and 2013 and for the period November 13, 2010 (date of inception) through March 31, 2014.

	For the Three	For the Three	November 13, 2010 (date of inception)
	Months Ended	Months Ended	through
	March 31, 2014	March 31, 2013	March 31, 2014

Loss from continuing operations available to common stockholders	(321,556)	(247,364)	(1,662,814)

Weighted average number of common shares outstanding used in earnings per share during the period Basic and Diluted	67,191,559	60,357,648	67,191,559

Loss per common share Basic and Diluted	(.005)	(.004)	(.025)

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

11.       LICENSING AGREEMENTS

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

12. ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

Exclusive Reseller Agreement

On March 24, 2014, Excel Corporation (the “Company”), through its wholly owned subsidiary 420 Solutions Corporation (“420 Solutions”), entered into an Exclusive Reseller Agreement (the “Agreement”) with TransBlue, LLC (“TransBlue”).  The Agreement gives 420 Solutions the exclusive right to resell TransBlue’s Point of Banking (“POB”) processing services to certain merchant types/market segments during the term of the Agreement (“Reseller Rights”).  The term of the Agreement (the “Term”) is for a period of four years having commenced on March 24, 2014. Thereafter, the Agreement automatically renews for consecutive, additional one year terms unless either party provides the other party written notice of non-renewal at least 30 days prior to the commencement of any additional one year term.

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

Excel Corporation and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

13.       ISSUANCE OF STOCK

In 2014, during the quarter ended March 31, 2014, the company raised $150,000 through the issuance of 1,628,570 shares of its Common Stock.

14.       SUBSEQUENT EVENTS

Completion of Acquisition

On February 17, 2014, Excel Corporation (the "Company"), entered into a Securities Exchange Agreement (the "Agreement") with Payprotec, Mychol Robirds and Steven Lemma, to effectuate the purchase of 90% of the membership interests of Payprotec and its subsidiary Securus Consultants, LLC ("Securus"). On April 10, 2014, the Parties entered into an amendment (the "Amendment") to the Agreement that extended the termination date to April 21, 2014. On April 21, 2014, the parties to the Agreement closed the transaction (the "Transaction").

In exchange for the membership interests in Payprotec and Securus, the Company issued to Messrs. Robirds and Lemma a total of 20,400,000 shares of the Company's Common Stock and two shares of the Company's Series A Preferred Stock. Payprotec also entered into three year employment agreements (the "Employment Agreements") with each of Messrs. Robirds and Lemma. The company has filed a certificate of designation for the Series A Preferred Stock ("Certificate of Designation") with the state of Delaware.

Also on April 21, 2014, pursuant to a Securities and Exchange Agreement ("E-Cig Agreement") dated April 21, 2014 between the Company and E-Cig Ventures, LLC ("E-Cig"), the Company acquired an additional 10% of the membership interests of Payprotec in exchange for the issuance of 2,000,000 shares of the Company's common stock and the agreement to guaranty a $1.5 million loan (the "Guaranty") from Shadow Tree Income Fund A LP ("Shadow Tree") to E-Cig (the "E-Cig Transaction"). The Company now owns 100% of the membership interests of Payprotec.

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

Overview

We have been in a developmental phase since inception and currently have two lines of business operations: licensing and providing merchant services, including credit and debit card processing, credit card terminal leases, advances on receivables, and more.

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

In addition, on February 17, 2014 the Company entered into a Securities Exchange Agreement (the “SEA”) with Payprotec Oregon, LLC, (dba Securus Payments) (“Payprotec”), Mychol Robirds and Steven Lemma, to effectuate the purchase of 90% of the membership interests of Payprotec and its subsidiary Securus Consultants, LLC ("Securus").  On April 21, 2014 the Company completed the acquisition of 100% of Payprotec pursuant to the SEA and through a Securities Exchange Agreement (“E-Cig Agreement) with E-Cig Ventures LLC.

As a result of these transactions Payprotec will constitute the majority of the Company’s operations.

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

Results of Operations

Revenues

During the three months ended March 31, 2014, we had advance commissions of $11,166 and lease income of $10,322 compared to $0 revenues for the three months ended March 31, 2013.  We had $0 in service fee income for the three months ended March 31, 2014, while we had $23,000 for the three months ended March 31, 2013.  The service fee revenue in 2013 was from licensing.  Although we may have some revenue from licensing for 2014 as well, we anticipate that the majority of our future revenues will come from our merchant services business.

Selling, General and Administrative Expense

Our selling, general and administrative expenses increased by 36% or $89,499  to $339,422  during the three months ended March 31, 2014, as compared to $249,923 during the three months ended March 31, 2013. The increase is due primarily to higher payroll costs offset by lower marketing expenses.

Net income

As a result of the forgoing, our net losses were $321,556 and $247,364  for the three months ended March, 2014 and 2013, respectively.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Three Months ended March 31,
	2014	2013
Net cash (used in) operating activities	$(157,086)	$(345,028)
Net cash provided by (used in) investing activities	$25,000	$(3,353)
Net cash provided by financing activities	$150,000	$24,122

Net cash used in operating activities for the three months ended March 31, 2014 was ($157,086) as compared with ($345,028) for the three months ended March 31, 2013. This increase in net cash used in operating activities of $187,942 was mainly attributable to lower working capital levels which were partially offset by higher operating losses.

Net cash provided by investing activities was $25,000 for the three months ended March 31, 2014, compared with ($3,353) used in the three months ended March 31, 2013.

Net cash provided by financing activities was $150,000 for the three months ended March 31, 2014 as compared to $24,122 during the three months ended March 31, 2013. During the three months ended March 31, 2014, the increase resulted from the Company raising capital through the issuance of 1,628,570 shares.

As of March 31, 2014, we had cash and cash equivalents of $26,242, total current assets of $39,778  and total current liabilities of $542,878. Since inception, we have raised $1,167,653 to date through the sale of 35,161,016 shares of our common stock. With the completion of the acquisition of Payprotec on April 21, the Company will have substantially greater revenues and breadth of operations.  There can be no assurances that the Company will be able to integrate Payprotec successfully or that Payprotec will continue to be profitable.

Going Concern

Our independent registered public accountants have included a going concern explanatory paragraph in their opinion of our 2013 and 2012 financial statements.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. The accompanying unaudited consolidated financial statements reflect the results of operations, financial position and cash flows of the Company, and include the accounts of the Company and subsidiaries, after elimination of all intercompany transactions in the consolidation.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents.  The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held.

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

Loss Per Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.  Diluted loss per share was not presented, as the Company as of March 31, 2014 has no outstanding options which would have an effect on earnings.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available for common stock by the weighted average number of common shares outstanding during the period.  Diluted loss per share was not presented, as the Company as of March 31, 2014 has no outstanding options which would have an effect on earnings.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.          RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, the Company sold 1,628,570 shares of its Common Stock for gross proceeds of $150,000.  The proceeds were for general corporate use.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

                            None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.01*	Filed Form of Certificate of Designation.

10.02
Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.01 of Company’s Current Report on Form 8-K dated February 21, 2014.

10.03	Form of Employment Agreement is incorporated herein by reference to Exhibit 10.01 of Company’s Current Report on Form 8-K dated February 21, 2014.

10.04
Exclusive Reseller Agreement, dated March 24, 2014, between 420 Solutions Corporation and TransBlue, LLC is incorporated herein by reference to Exhibit 10.01 of Company’s Current Report on Form 8-K dated March 28, 2014.

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

EXCEL CORPORATION

Dated: May 20, 2014	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: May 20, 2014	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)