Form 10-Q
period 2014-06-30
Excel Corp
filed 2014-08-14
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of August 14, 2014, there were 97,259,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries
Consolidated Balance Sheet

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$6,016	$8,328
Accounts receivable	337,894	2,250
Prepaid expenses	82,208	32,979
Inventory	13,605
Other receivables	1,524,167
Total current assets	1,963,890	43,557

Other assets
Fixed assets, net of depreciation	427,464
Goodwill	4,440,355
Other long term assets	322,561	7,939
Total other assets	5,190,380	7,939
Total assets	7,154,270	51,496

LIABILITIES
Current liabilities
Accounts payable	654,330	146,949
Accrued compensation	340,371	66,113
Other accrued liabilities	375,476	162,039
Income taxes payable	13,279
Current portion of notes payable	645,157
Total current liabilities	2,028,613	375,101

Long-term liabilities
Notes payable	1,070,504
Other long term liabilities	16,063
Total long-term liabilities	1,086,567
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Series A preferred stock, $.001 par value 2 and 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively
Common stock, $.0001 par value, 200,000,000 shares authorized 96,759,070 and 67,064,892 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	9,676	6,706
Additional paid-in capital	4,036,215	1,010,947
Accumulated deficit	(6,801)	(1,341,258)
Total stockholders' equity (deficit)	4,039,090	(323,605)
Total liabilities and stockholders' equity	$7,154,270	$51,496

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013		2014	2013
Revenue
Equipment lease revenue	$1,775,108	$		$1,785,430	$
Transaction and processing fees	404,556			404,556
Other revenue	113		56,000	11,279		78,500
Total revenue	2,179,777		56,000	2,201,265		78,500

Costs and expenses
Cost of products sold	344,696			346,233
Selling, general and administrative expenses	2,937,503		294,086	3,279,010		536,026
Total costs and expenses	3,282,199		294,086	3,625,243		536,026
Net (loss) from operations	(1,102,422)		(238,086)	(1,423,978)		(457,526)

Other income and expense
Gain on sale of residual portfolio	2,800,000			2,800,000
Gain on settlement of debt	175,101			175,101
Interest income			942			1,869
Acquisition of EBSI						(20,868)
Interest expense	(203,385)			(203,385)

Net income (loss) before income taxes	1,669,294		(237,144)	1,347,738		(476,525)

Income tax expense (benefit)
Current	573,350		(2,140)	573,350		5,843
Deferred	(560,071)			(560,071)
Total income tax expense (benefit)	13,279		(2,140)	13,279		5,843

Net income (loss)	$1,656,015		$(235,004)	$1,334,459		$(482,368)

Earnings (Loss) per share
Basic & Diluted	$0.019		$(0.004)	$0.017		$(0.008)

Weighted average shares outstanding
Basic & Diluted	88,983,013		62,780,095	78,357,270		62,780,095

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, January 1, 2013					31,523,745	$3,152	$725,162	$(400,679)

Issuance of common stock for exchange of subsidiaries preferred stock @ .1379 per share					145,032	15	19,986

Issuance of common stock for acquisition of Excel Business Solutions at par value (.0001 per share)					33,532,446	3,353

Recognition of options vested on April 11, 2013							8,985

Net loss for the period January 31, 2013 - June 30, 2013								(482,369)

Balance June 30, 2013					65,201,223	6,520	754,133	(883,048)

Balance, January 1, 2014		$		$	67,064,892	$6,706	$1,010,947	$(1,341,260)

Issuance of common stock at .07 per share					1,628,570	163	149,837

Issuance of common stock at .30 per share					200,000	20	59,980

Issuance of stock for acquisition of Payprotec Oregon LLC			2		22,400,000	2,240	2,537,024

Stock compensation expense					5,465,608	547	278,427

Net income for the period January 1, 2014 - June 30, 2014								1,334,459

Balance, June 30, 2014		$	2	$	96,759,070	$9,676	$4,036,215	$(6,801)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income (loss)	1,334,459	$(482,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	25,114
Equity based compensation	278,974	8,985
Gain on settlement of debt	(175,101)
Changes in operating assets and liabilities
(Increase) in accounts receivable	(101,513)	(192,146)
Decrease in inventory	41,809
(Increase) decrease in prepaid expenses	19,554	(114,816)
(Increase) in other receivables	(1,524,167)
(Increase) in other long term assets	(117,500)	(7,939)
Increase (decrease) in accounts payable	212,165	(18,823)
Increase in accrued compensation	206,595
Increase in other accrued liabilities	91,556	177,280
Increase (decrease) in income taxes payable	13,279	(149)
(Decrease) in other long term liabilities	(1,320)

Net cash provided by (used in) operating activities	303,904	(629,976)

Cash flows from investing activities:
Property and equipment additions	(3,282)
Acquisition of Payprotec	34,563

Net cash provided by investing activities	31,281

Cash flows from financing activities:
Issuance of notes	1,600,000
Issuance of common stock	210,000	3,354
Note and debt payments	(2,147,497)	(3,353)

Net cash provided by (used in) financing activities	(337,497)	1

Net decrease in cash	(2,312)	(629,975)

Cash - beginning	8,328	646,136

CASH - ENDING	6,016	16,161

Supplemental disclosures of cash flow information
Cash paid for interest	206,778

Supplemental disclosure of noncash items
Net assets and liabilities acquired
Accounts receivable	234,131
Inventory	55,414
Prepaid expenses	68,785
Fixed assets, net of depreciation	449,296
Other long term assets	197,122
Accounts payable	295,216
Accrued compensation	67,663
Other accrued liabilities	121,880
Notes payable	2,438,260
Other long term liabilities	17,383

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

1.         ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation.  The Parent has four wholly owned subsidiaries, LifeguardCig Inc., formerly XL Fashions Inc., Excel Business Solutions, Inc., 420 Solutions Corporation, and Payprotec Oregon, LLC(d/b/a Securus Payments), (“Payprotec”).

The Company had been considered a development stage company as defined by FASB ASC 915-205-45-6.  However, on April 21, 2014, the Company acquired 100% of the membership interests of Payprotec Oregon LLC (d/b/a Securus Payments) (“Payprotec”) (see note 8).  Following this transaction, the Company ceased to be a development stage company, and the Company is currently devoting substantially all of its efforts to providing services in the merchant processing industry.

The Company provides payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants that accept credit cards, debit cards, checks, and other non-cash forms of payment. In addition, the Company provides leases for point of sale and similar processing equipment to merchants which are in turn sold to a third party.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods.  These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through August 14, 2014, which is the date the financial statements were available to be issued.

Business Combinations

Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill is assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred.

Revenue Recognition

The Company’s revenue consists of proceeds from the sale of equipment leases of point of sale terminals and systems used to process credit and debit transactions. The Company records revenue when the sales process with respect to terminals and point of sale equipment is substantially complete.

In addition, the Company receives a percentage of recurring monthly fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions.  Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These changes had no effect on the Company’s results of operations, financial position or cash flows.

Accounts receivable

Accounts receivable represent contractual residual payments due from the Company's customers. These residual payments are determined based on the credit and debit card processing activity of merchants for which the Company initiated lease transactions. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable to be fully collectible and accordingly, no allowance for doubtful accounts is required.

Inventory

The Company accounts for inventory at the lower of cost (using the first-in first-out method) or market. Inventory consists entirely of terminals and point of sale equipment classified as finished goods.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are amortized over the lesser of the expected term of the lease or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

3.         FAIR VALUE MEASUREMENTS

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Inventory, Other Receivables, Accounts Payable, Accrued Compensation, Other Accrued Liabilities, and Income Taxes Payable.

The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

Fixed Assets, Goodwill, Other Long Term Assets, Notes Payable, and Other Long Term Liabilities.

The carrying amounts approximate the fair value.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

4.         RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company’s fiscal year beginning January 1, 2017 and early adoption is not permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

5.         INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2014, the Company had available unused operating loss carryforwards of approximately $1,600,204 which generated a deferred tax benefit of $560,071. The Company had a 100% valuation allowance on the deferred tax benefit at March 31, 2014.

As a result the Company’s income earned during the second quarter, it was able to utilize the entire amount of net loss carryforwards previously recorded.

The Company’s provision for income taxes for the six months ended June 30, 2014 consists of the following:

Six Months Ended June 30, 2014
Income Tax Expense
Current	$573,350
Deferred	(560,071)
Total	$13,279

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2010 through 2013 remain subject to examination by Federal and state taxing authorities.

6. STOCKHOLDERS EQUITY

On April 21, 2014 the Company issued 2 shares of Series A Preferred Stock to the two previous members of Payprotec. As long as a former member holds at least 9,000,000 shares of the Company’s common stock, than the member has the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Payprotec upon a change of control in Payprotec (as defined).

The Company granted 200,000 shares of common stock to TransBlue LLC in February 2014. The shares were granted in connection with the execution of an agreement by a Company subsidiary with TransBlue LLC whereby the two companies would provide a form of transaction processing generally known as “point of banking” processing solutions. The agreement also provides for the issuance of an additional 800,000 shares upon meeting certain operational goals. The Company does not expect these goals to be met nor the additional shares issued.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

7.         STOCK OPTIONS AND COMPENSATION

On November 13, 2010 the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation.  The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares.  Awards under this plan are made by the Board of Directors or a committee of the Board.  Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s Common Stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant.  Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.

As of June 30, 2014, there are no options issued under the plan.

On May 13, 2014, The Company issued 2,732,804 shares of the Company’s Common Stock to each of two executives in connection with their employment agreements. One third of the shares vested upon grant and the balance vest ratably over a two year period. The Company recorded stock compensation expense in the amount of $278,974 during the quarter related to these grants.

8.         ACQUISITION OF SUBSIDIARY

On April 21, 2014, the Company purchased 90% of the membership interests of Payprotec Oregon, LLC (d/b/a Securus Payments) (“Payprotec”) and its subsidiary Securus Consultants, LLC (“Securus”), through a Securities Exchange Agreement (the “Agreement”) with Mychol Robirds and Steven Lemma.

In exchange for their membership interests in Payprotec and Securus, the Company issued to Messrs. Robirds and Lemma a total of 20,400,000 shares of the Company’s Common Stock and two shares of the Company’s Series A Preferred Stock.  Payprotec also entered into three year employment agreements (the “Employment Agreements”) with each of Messrs. Robirds and Lemma.

Pursuant to a Securities and Exchange Agreement ("E-Cig Agreement") dated April 21, 2014 between the Company and E-Cig Ventures, LLC ("E-Cig"), the Company acquired the remaining 10% of the membership interests of Payprotec in exchange for the issuance of 2,000,000 shares of the Company's common stock and the agreement to guaranty a $1.5 million loan (the “Guaranty”) from Shadow Tree Income Fund A LP (“Shadow Tree”) to E-Cig (the "E-Cig Transaction"). As a result of the two transactions, the Company owns 100% of the membership interests of Payprotec.

Payprotec focuses on servicing merchants primarily through its partnership with First Data Corporation and providing credit card processing services. Payprotec provides merchants with competitive pricing on processing fees and services, and leases credit card terminals to the merchants. Payprotec generates revenues through the sales of these leases, and through a percentage share in residual fees from the merchants’ processing volumes.

The addition of Payprotec provides the Company with an established operational base as well as a sales force to facilitate the marketing and servicing to merchants for a variety of products in the merchant processing industry.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed on April 30, 2014:

Cash and cash equivalents	$34,563
Accounts receivable	234,131
Inventory	55,414
Prepaid expenses	68,785
Fixed assets, net of depreciation	449,296
Other long term assets	197,122
Total assets	1,039,311

Accounts payable	295,216
Accrued compensation	67,663
Other accrued liabilites	121,880
Notes payable	2,438,260
Other long term liabilities	17,383
Total liabilities	2,940,402

Fair value of net assets acquired	$(1,901,091)
Fair value of stock issued	$2,539,264
Goodwill recognized on acquisition	$4,440,355

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

The fair value of the net assets acquired less the fair value of stock issued resulted in an amount of $4,440,355, which has been recorded as Goodwill on the Company’s consolidated balance sheet.

 The consolidated statements of operations for the three and six months ended June 30, 2014 includes the financial results of Payprotec since the date of acquisition, April 22, 2014, through June 30, 2014. During this period, Payprotec’s revenues were $2,179,777 and net income attributable to the Company was $2,319,499.

Pro Forma Financial Information

The information that follows provides supplemental information about pro forma revenues and net income (loss) attributable to the Company as if the acquisition of Payprotec had been consummated as of January 1, 2013. Such information is unaudited and is based on estimates and assumptions which the Company believes are reasonable.

These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had the Company and Payprotec been a combined entity during 2014 and 2013.

Six Months Ended June 30,
Selected Pro Forma Financial Information	2014	2013
Revenues	$6,256,665	$5,155,787
Net Income (Loss) attributable to the Company	$760,915	$221,810
Net Income (Loss) attributable to the Company per common share – basic and diluted	$0.0097	$0.0026

9.         REFINANCING

On June 30, 2014, the Company executed new financing arrangements with BlueAcre Ventures LLC (“BAV”) whereby Payprotec sold $100,000 of its monthly residuals for an immediate cash payment of $2,800,000, recognized as a gain on the Company’s income statement. The Company also has the ability to receive additional cash payments (“Additional Cash Payments”) totaling $400,000 over the next three years based on certain performance goals.

Simultaneous with the residual portfolio sale, BAV loaned $1.2 million to the Company under a promissory note bearing simple interest of 15% per year that may be reduced to as low as 11% per year (the “BAV Note”). Any interest rate reduction is conditioned on the achievement of certain milestones with respect to signing new merchant customer applications. The BAV Note is secured by current residuals and may be prepaid by the Company anytime during the first twelve months, subject to minimum prepayment penalties. In connection with the sale of the monthly residuals and the issuance of the BAV Note, Securus entered into a marketing agreement whereby it agreed to sign new customers for merchant processing services with an affiliate of BlueAcre. The ability of the Company to receive the Additional Cash Payments and interest rate reductions are tied to performance under the ISO agreement.

On June 30, 2014, the Company entered into a Settlement and Release Agreement with E-Cig Ventures LLC (“E-Cig”), settling all amounts due and exercising its option to repurchase $200,000 of monthly portfolio residuals previously sold under the Residual Purchase Agreement and the related Option Agreement executed by Payprotec and E-Cig on January 28, 2014. Under the terms of the settlement, the Company paid $2.4 million in cash and issued a note to E-Cig for $300,000, payable in 12 equal monthly payments starting on October 1, 2014, at a six percent annual interest rate (the “Note”). Upon final payment of the Note, E-Cig will surrender 1,000,000 shares of the Company’s Common Stock originally issued to E-Cig in connection with the Company’s purchase of E-Cig’s 10% membership interest in Securus in April 2014. The Company also received a release from the Guaranty to Shadow Tree (see Note 8). As a result of this settlement, the Company recognized a gain of $175,101.

At June 30, 2014, $1,524,167 was receivable from BAV for the transactions described above.

10.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2014:

June 30, 2014
Equipment	$95,602
Furniture & fixtures	48,344
Vehicles	224,269
Leasehold improvements	84,363
Total cost	452,578
Less accumulated depreciation and amortization	(25,114)
Property and equipment - net	$427,464

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

11.       LEASES

Payprotec leases its Oregon office facilities under an operating lease expiring in June 2017. Monthly lease payments range from $16,153 to $17,808 throughout the term of the lease.

Payprotec leases its California office facilities under an operating lease expiring in March 2016. Monthly lease payments range from $6,059 to $6,426 throughout the term of the lease.

Payprotec leases its Florida office facilities under an operating lease expiring in December 2016. Monthly lease payments range from $3,180 to $3,374 throughout the term of the lease.

Total rent expense for the six months ended June 30, 2014 was $87,186.

The future minimum lease payments required under long-term operating leases as of June 30, 2014 are as follows:

2014	$139,937
2015	321,810
2016	270,858
2017	106,848
Total	$839,453

12.       NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable.

Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by Payprotec’s residual portfolio	$1,177,643

Note payable to ECig, due in monthly installments of $26,207 beginning October 2014 through September 2015, including interest at 6%, secured by 1,000,000 shares of the Company's common stock	300,000

Note payable to key employee for vehicle, due in monthly installments of $1,928 through June 2019, including interest at 5.34%, unsecured	101,335

Note payable to Payment Processing Technologies LLC due in monthly installments of $17,354 secured by a portion of the Company’s residual portfolio.	83,813

Note payable to key employee for vehicle, due in monthly installments of $1,060 through October 2018, including interest at 1.90%, unsecured	52,870

Total	1,715,661

Less current portion	(645,157)

Long-term portion of notes payable	$1,070,504

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

12.       NOTES PAYABLE (Continued)

Future maturities of notes as of June 30, 2014 are as follows:

2014	$313,271
2015	612,260
2016	486,464
2017	259,878
2018	32,397
Thereafter	11,391
Total	$1,715,661

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

13.         RELATED PARTY TRANSACTIONS

On January 14, 2013, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Excel Business Solutions, Inc., a Delaware corporation (“EBSI”), and ECB Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). In connection with this transaction, the Company issued 33,523,446 shares of Common Stock of which 6,789,641 was issued to current (or former) officers and directors of the Company.

On January 14, Ruben Azrak, Chairman of the Board and then Interim Chief Executive Officer, advanced the Company $25,000.  This advance bears no interest and does not provide for a specific repayment date.

In connection with its acquisition of Payprotec, the company acquired an advance made by Payprotec to Securus Contact Systems, LLC (“SCS”) in the amount of $178,246 (see Note 8). SCS is owned by the former members of Payprotec who are currently key employees of the Company. The advance does not bear interest and has no formal terms of repayment. In addition, SCS leases certain office space for which Payprotec has provided a guaranty. Under the terms of the lease, SCS is required to make monthly lease payments ranging from $4,601 to $5,438 through February 2016. Under the guaranty, Payprotec would be required to make lease payments on behalf of SCS if SCS is not able to make the lease payments. Management does not expect Payprotec to make such payments. There is no recorded liability for potential losses under this guaranty The Company has 2 notes payable to the former members of Payprotec in the aggregate amount of $154,197 at June 30, 2014. Total interest paid to key employees for he six months ended June 30, 2014 was $3,376. In addition, at June 30, 2014, the Company had a receivable outstanding from the former members for $35,160 related to personal expenses paid by Payprotec prior to its acquisition by the Company.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management as of the date this Report was filed with the SEC. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC including the Company’s Annual Report on Form 10-K for the year ended.

Overview

The Company has its primary operations focused on the merchant processing and servicing business as a single source provider for virtually all types of merchant payment processing needs. The Company operates nationally as an Independent Sales Organization (“ISO”), using its own fully integrated sales and marketing teams and systems to promote such services. The Company maintains primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida providing the highest level of data security available in the industry today. The Company offers merchant account processing solutions, together with the latest physical site and cloud based technologies, designed to meet the unique needs of each industry segment the Company services, and offer a variety of credit, debit, gift and loyalty card processing options and equipment to scale with the distinctive business plans of each client.

In addition, on February 17, 2014 the Company entered into a Securities Exchange Agreement (the “SEA”) with Payprotec Oregon, LLC, (dba Securus Payments) (“Payprotec”), Mychol Robirds and Steven Lemma, to effectuate the purchase of 90% of the membership interests of Payprotec and its subsidiary Securus Consultants, LLC ("Securus").  On April 21, 2014 the Company completed the acquisition of 100% of Payprotec pursuant to the SEA and through a Securities Exchange Agreement (“E-Cig Agreement) with E-Cig Ventures LLC. The Company issued 22,400,000 shares of common stock for the acquisition of Payprotec. In addition, the Company issued two shares of Series A Preferred Stock to Messrs Lemma and Robirds as a part of the SEA. As holders of the Series A Preferred Stock. Each of Messrs Lemma and Robirds are entitled to exchange one share of the Series A Preferred Stock for a 24.5% interest in Payprotec should the Company enter into a transaction that would sell a majority of the membership interest of Payprotec or its assets. Messrs Lemma and Robirds will be entitled to these exchange rights as long as they own a total of 9,000,000 shares individually.

We had been in a developmental phase since inception until the acquisition of Payprotec in April of 2014. With the acquisition of Payprotec, the Company is no longer in a development stage and has its primary operations focused on the merchant processing and servicing business. The Company does not expect to develop or expand upon its previous licensing business which does not have significant assets or operations.

Results of Operations

General

With the acquisition of Payprotec in April of 2014, the Company has more substantive operations and assets. Prior to this acquisition, the Company was in a development stage with very limited operations. As a result, the results of operations from 2013 and 2014 are not comparable. In addition, the timing of the acquisition on April 21, 2014 led to a partial quarter of operations for the second quarter and year to date results.

Revenues

During the three and six months ended June 30, 2014, revenues were $2,179,777 and $2,201,265 respectively as compared to prior year revenues of $56,000 and $78,500. Substantially all of the 2014 revenue resulted from the Company’s Payprotec subsidiary.  Equipment lease revenue consists of proceeds from the sale of leases of point of sale terminals and equipment. Transaction and processing fees consists of the Company’s share of fees charged for processing of credit and debit card transactions net of interchange and processor fees. For the quarter and six months ended June 30, 2014 the transaction and processing fees are net of $460,000 in fees that were previously sold to E-Cig. These were repurchased on June 30, 2014.

Operating Costs and Expenses

Cost of products sold for the three and six months ended June 30, 2014 were $344,696 and $346,233 respectively. This represented approximately 19.4% of lease revenue for each of those periods. Selling, general and administrative expenses for the three and six months ended June 30, 2014 were $2,937,503 and $3,279,010 respectively. Corporate selling general and administrative expenses were $650,351 and $1,102,422 for the three and six months ended June 30, 2014 respectively. This compared to $294,806 and $536,026 for the three and six months ended June 30 2013. Included in the 2014 amounts for corporate expenses was $278,974 related to stock compensation expense.

On June 30, 2014, the Company and Payprotec entered into a refinancing pursuant to a Settlement and Release (“Settlement Agreement”) with E-Cig Ventures LLC (“E-Cig”) whereby the Company exercised an option to repurchase $200,000 of monthly residuals sold to E-Cig Ventures LLC (“E-Cig”) on January 28, 2014. The Company paid $2,400,000 cash and issued a note in favor of E-Cig in the amount of $300,000 in return for settling all amounts due under the Residual Purchase Agreement executed by Securus and E-Cig. In addition, upon final payment of the $300,000 note to E-Cig, E-Cig shall surrender 1,000,000 shares of the Company’s Common Stock previously issued to E-Cig in connection with the Company’s purchase of E-Cig’s 10% membership interest in Securus on April 21, 2014. The note to E-Cig bears interest at 6% per annum and is due in 12 equal monthly payments starting on October 1, 2014. The Company recorded a one-time gain of $175,101 in connection with this transaction. Simultaneously with the Settlement Agreement referred to above, the Company and Securus executed new financing arrangements with Blue Acre Ventures (“BAV”) including a Portfolio Purchase Agreement whereby Securus sold monthly residuals in the amount of $100,000 for a cash payment of $2,800,000 and the ability to receive additional payments totaling $400,000 over the next three years. The Company recorded a one-time gain in the amount of $2,800,000 in connection with this transaction

Interest expense for the three and six months ended June 30, 2014 was $203,385. This was primarily due to the transaction with E-Cig executed by Payprotec in January 2014 which was refinanced on June 30, 2014 as described above.

As a result of the gain of $2,800,000, the Company will likely have taxable income for 2014. As a result, the Company eliminated the valuation allowance on its deferred tax benefits from net operating loss carrryforwards incurred in previous years. This resulted in a tax benefit of $560,071.

Net income

Net income was $1,656,015 and $1,334,459 for the three and six months ended June 30, 2014 respectively as compared to the net losses for the three and six months ended June 30, 2013 which were $235,004 and $482,368 respectively. The acquisition of Payprotec in April 2014 and subsequent refinancing completed on June 30, 2014 accounted for the majority of the change. In addition, the one-time gains of $175,101 and $2,800,000 recorded in connection with the Settlement Agreement and financing arrangements resulted in positive earnings for the three and six months ended June 30, 2014. Earnings per share for the three and six months ended June 30, 2014 were $0.019 and $0.017 as compared to a loss per share of ($0.004) and ($0.008) for the three and six months ended June 30, 2013.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Six Months ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$303,904	$(629,976)
Net cash provided by investing activities	$31,281	$—
Net cash provided by (used in) financing activities	$(337,497)	$1

Net cash provided by operating activities for the six months ended June 30, 2014 was $303,904 as compared with ($629,976) used in the six months ended June 30, 2013. This increase in net cash provided by operating activities of $933,880 was mainly attributable to the acquisition of Payprotec.

Net cash provided by investing activities was $31,281 for the six months ended June 30, 2014, compared with $0 in the six months ended June 30, 2013.

Net cash used in financing activities was ($337,497) for the six months ended June 30, 2014 as compared to $1 provided by the six months ended June 30, 2013. During the six months ended June 30, 2014, the decrease resulted from the Company refinancing and settling debt through the sale of the monthly residuals.

As of June 30, 2014, we had cash and cash equivalents of $6,016, total current assets of $1,963,890 and total current liabilities of $2,028,613. Included in current assets is a receivable from BAV in the amount of $1,524,167.  There can be no assurances that the Company will be able to integrate Payprotec successfully or that Payprotec will continue to be profitable.

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

Revenue Recognition

The Company’s revenue consists of proceeds from the sale of equipment leases of point of sale terminals and systems used to process credit and debit transactions. The Company records revenue when the sales process with respect to terminals and point of sale equipment is substantially complete.

In addition, the Company receives a percentage of recurring residual fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions.  Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is the same as basic earnings per share as the Company did not have any common stock equivalents outstanding during the periods presented.

Recent Accounting Pronouncements

Management does not currently believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2014 the Company issued 22,400,000 shares of Common Stock for the acquisition of 100% of the membership interests of Payprotec.

On April 11, 2014 The Company issued 200,000 shares of Common Stock to TransBlue LLC in connection with the execution of an agreement between the Company and TransBlue LLC to market certain point of banking services.

On May 13, 2014, the Company issued an aggregate of 5,465,608 shares to two executives pursuant to the terms of their employment agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.01	Portfolio Purchase Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.02	Secured Residual Loan Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.03	Promissory Note effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.04	Settlement Agreement and Release effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments), Excel Corporation, Steven Lemma, Mychol Robirds, Shalom Auerbach, and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.05	Third Amended and Restated Operating Agreement of Payprotec Oregon, LLC (dba Securus Payments) effective June 30, 2014 is incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.06	Promissory Note effective June 30, 2014 between Excel Corporation and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.07	Employment Agreement effective May 13, 2014 between Excel Corporation and Thomas A. Hyde Jr. is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2014.

10.08	Employment Agreement effective May 13, 2014 between Excel Corporation and Robert L. Winspear is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 15, 2014.

10.09	Filed Form of Certificate of Designation is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated May 5, 2014.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL CORPORATION

Dated: August 14, 2014	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: August 14, 2014	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)

