Form 10-Q
period 2014-09-30
Excel Corp
filed 2014-11-14
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-173702

Excel Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-3955524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6363 North State Highway 161, Suite 310, Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-476-1000

595 Madison Avenue Suite 1101

New York, NY 10022

(Former address)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of November 14, 2014, there were 97,759,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries
Consolidated Balance Sheet

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$364,943	$8,328
Accounts receivable	357,646	2,250
Prepaid expenses	139,464	32,979
Inventory	9,904	-
Total current assets	871,957	43,557

Other Assets
Fixed assets, net of depreciation	382,895	-
Goodwill	4,440,355	-
Other long term assets	337,908	7,939
Total other assets	5,161,158	7,939
Total assets	6,033,115	51,496

LIABILITIES
Current Liabilities
Accounts payable	547,487	146,949
Accrued compensation	471,984	66,113
Other accrued liabilities	406,797	162,039
Notes payable - short term	694,113	-
Total current liabilities	2,120,381	375,101

Long-term liabilities
Notes payable - long term	894,433	-
Other long term liabilities	14,321	-
Total long-term liabilities	908,754	-
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 2 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 96,759,070 and 67,064,892 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	9,676	6,706
Additional paid-in capital	4,114,606	1,010,947
Accumulated (deficit)	(1,120,302)	(1,341,258)
Total stockholders' equity (deficit)	3,003,980	(323,605)
Total Liabilities and Stockholders' Equity	$6,033,115	$51,496

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Equipment lease revenue	$2,488,291	-	$4,273,721	-
Transaction and processing fees	725,366	634	1,129,922	634
Other revenue	22,037	111,000	33,316	189,500
Total revenues	3,235,694	111,634	5,436,959	190,134

Costs and expenses
Cost of products sold	430,569	-	776,803	-
Selling, general and administrative expenses	3,820,552	244,832	7,099,562	801,740
Net (loss) from operations	(1,015,427)	(133,198)	(2,439,406)	(611,606)

Other income
Gain on sale of residual portfolio	-	-	2,800,000	-
Gain on settlement of debt	-	-	175,101	-
Interest Income	-	942	-	2,824
Total other income		942	2,975,101	2,824

Other expense
Interest expense	111,354	-	314,739	-
Total other expense	111,354		314,739

Net income (loss) before income taxes	(1,126,781)	(132,256)	220,956	(608,782)

Income Tax expense (benefit)
Current	(381,258)		81,297	5,843
Deferred	394,537	-	(81,297)	-
Total income tax expense (benefit)	(13,279)	-	-	5,843

Net income (loss)	$(1,113,502)	$(132,256)	$220,956	$(614,625)

Earnings (Loss) Per Share
Basic & Diluted	$(0.012)	$(0.002)	$0.003	$(0.010)

Weighted Average Shares Outstanding
Basic & Diluted	96,759,070	63,603,909	84,558,609	63,603,909

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)

	Preferred Stock			Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares		Amount	Shares		Amount	Shares	Amount	Capital	Deficit
Balance, January 1, 2013							31,523,745	$3,152	$725,162	$(400,679)

Issuance of common stock for exchange of subsidiaries preferred stock @ .1379 per share							145,032	15	19,986

Issuance of common stock for acquisition of Excel Business Solutions at par value (.0001 per share)							33,532,446	3,353

Recognition of options vested on April 11, 2013							-	-	8,985

Net loss for the period January 31, 2013 - September 30, 2013										(614,625)

Balance, September 30, 2013			$-			$-	65,201,223	$6,520	$754,133	$(1,015,304)

Balance, January 1, 2014							67,064,892	$6,706	$1,010,947	$(1,341,258)

Issuance of common stock at .07 per share							1,628,570	163	149,837

Issuance of common stock at .30 per share							200,000	20	59,980

Issuance of stock for acquisition of Payprotec Oregon LLC				2			22,400,000	2,240	2,537,024

Stock compensation expense							5,465,608	547	356,540

Vesting of options									278

Net income for the period January 1, 2014 - September 30, 2014										220,956

Balance, September 30, 2014		$		2	$		96,759,070	$9,676	$4,114,606	$(1,120,302)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	220,956	$(614,625)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,951	-
Loss on sale of asset	5,816
Stock based compensation	357,365	8,985
Gain on settlement of debt	(175,101)	-
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	(121,265)	(22,040)
Inventory	45,510	-
Prepaid expenses	(37,700)	(114,614)
Other long term assets	(132,847)	(7,939)
Increase (decrease)
Accounts payable	105,322	46,249
Accrued compensation	338,208	45,012
Other accrued liabilities	122,878	14,465
Other long term liabilities	(3,062)	-

Net cash provided by (used in ) operating activities	778,031	(644,507)

Cash flows from investing activities:
Property and equipment additions	(31,367)	-
Proceeds from sale of asset	40,000
Acquisition of Payprotec	34,563

Net cash provided by investing activities	43,196	-

Cash flows from financing activities:
Issuance of notes	1,600,000	50,000
Issuance of common stock	210,000	3,353
Note and debt payments	(2,274,612)	(3,353)

Net cash provided by (used in) financing activities	(464,612)	50,000

Net increase in cash	356,615	(594,507)

Cash - beginning	8,328	646,136

Cash - ending	364,943	51,629

Supplemental disclosure of cash flow information
Cash paid for interest	314,739

Supplemental disclosure of noncash items
Net assets and liabilities acquired
Accounts receivable	234,131
Inventory	55,414
Prepaid expenses	68,785
Fixed assets, net of depreciation	449,296
Other long term assets	197,122
Accounts payable	295,216
Accrued compensation	67,663
Other accrued liabilities	121,880
Notes payable	2,438,260
Other long term liabilities	17,383

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

1.         ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation.  The Parent has two wholly owned subsidiaries, Excel Business Solutions, Inc., and Payprotec Oregon, LLC (d/b/a Securus Payments), (“Payprotec”).

The Company had been considered a development stage company as defined by FASB ASC 915-205-45-6.  However, on April 21, 2014, the Company acquired 100% of the membership interests of Payprotec Oregon LLC (d/b/a Securus Payments) (“Payprotec”) (see note 8).  Following this transaction, the Company ceased to be a development stage company. The Company is currently devoting substantially all of its efforts to providing services in the merchant processing industry.

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

Date of Management’s Review of Subsequent Events

Subsequent events were considered through November 14, 2014, which is the date the financial statements were available to be issued.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

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

September 30, 2014

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Inventory, Accounts Payable, Accrued Compensation, Other Accrued Liabilities, and Income Taxes Payable.

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

5.         INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At September 30, 2014, the Company had available unused operating loss carryforwards of approximately $1,278,648 which generated a deferred tax benefit of $447,527. The Company had a 100% valuation allowance on the deferred tax benefit at September 30, 2014.

As a result the Company’s income earned during the second and third quarter, it was able to offset $81,297 net tax liability from net loss carryforwards previously recorded.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

5.         INCOME TAXES (Continued)

The Company’s provision for income taxes for the nine months ended September 30, 2014 consists of the following:

Nine Months Ended September 30, 2014
Income Tax Expense
Current	$81,297
Deferred	(81,297)
Total	$-

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2011 through 2013 remain subject to examination by Federal and state taxing authorities.

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

The Company granted 200,000 shares of common stock to TransBlue LLC in February 2014. The shares were granted in connection with the execution of an agreement by a Company subsidiary with TransBlue LLC whereby the two companies would provide a form of transaction processing generally known as “point of banking” processing solutions. The agreement also provides for the issuance of an additional 800,000 shares upon meeting certain operational goals. The Company does not presently expect these goals to be met nor the additional shares issued.

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

On May 13, 2014, The Company issued 2,732,804 shares of the Company’s Common Stock to each of two executives in connection with their employment agreements. One third of the shares vested upon grant and the balance vest ratably over a two year period. The Company recorded stock compensation expense in the amount of 78,113 and $357,087 for the quarter and nine months ended September 30, 2014 related to these grants.

On August 28, 2014, the Company issued options for a total of 1,000,000 shares at an exercise price of $.09 pre share. The options vest ratably over 36 consecutive months with 5,555 shares vesting on the last day of each calendar month commencing with September 30, 2014, and 5,575 shares vesting on the last day of the 36th month. Compensation expense recorded for the quarter and nine months ended September 30, 2014 was $278.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

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

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed on April 22, 2014:

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

The consolidated statements of operations for the three and nine months ended September 30, 2014 includes the financial results of Payprotec since the date of acquisition, April 22, 2014, through September 30, 2014. During this period, Payprotec’s revenues were $5,415,470 and its net income was $1,803,693.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

8.         ACQUISITION OF SUBSIDIARY (Continued)

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

Nine Months Ended September 30,
Selected Pro Forma Financial Information	2014	2013
Revenues	$9,492,358	$8,884,509
Net income (loss) attributable to the Company	$(392,486)	$493,369
Net income (loss) attributable to the Company per common share - basic and diluted	$(0.0046)	$0.0078

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

10.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2014:

September 30, 2014
Computer software	$5,701
Equipment	92,524
Furniture & fixtures	51,352
Vehicles	177,795
Leasehold improvements	69,726
Total cost	397,098
Less accumulated depreciation and amortization	(14,203)
Property and equipment - net	$382,895

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

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

The Company executed a lease for its corporate offices in Irving Texas. The lease commences November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

Total rent expense for the nine months ended September 30, 2014 was $176,359.

The future minimum lease payments required under long-term operating leases as of September 30, 2014 are as follows:

2015	$387,471
2016	343,751
2017	181,118
2018	75,648
2019 and after	83,454
Total	$1,071,442

12.       NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable.

Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by $200,000 of the remaining residual portfolio	$1,107,624

Note payable to ECig, due in monthly installments of $26,207 beginning October 2014 through September 2015, including interest at 6%, secured by 1,000,000 shares of the Company's common stock	300,000

Note payable to key employee for vehicle, due in monthly installments of $1,928 through June 2019, including interest at 5.34%, unsecured	96,876

$100,000 Note payable to Payment Processing Technologies LLC due in monthly installments of $17,354 secured by a portion of the Company’s residual portfolio.	34,110

Note payable to key employee for vehicle, due in monthly installments of $1,060 through October 2018, including interest at 1.90%, unsecured	49,936

Total	1,588,546

Less current portion	(694,113)

Long-term portion of notes payable	$894,433

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

12.       NOTES PAYABLE (Continued)

Future maturities of notes as of September 30, 2014 are as follows:

2014	$186,157
2015	612,260
2016	486,464
2017	259,878
2018	32,397
Thereafter	11,390
Total	$1,588,546

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

On January 14, 2014, Ruben Azrak, Chairman of the Board and then Interim Chief Executive Officer, advanced the Company $25,000.  This advance bears no interest and does not provide for a specific repayment date.

In connection with its acquisition of Payprotec, the Company acquired an advance made by Payprotec to Securus Contact Systems, LLC (“SCS”) in the amount of $178,246 (see Note 8). SCS is owned by the former members of Payprotec who are currently key employees of the Company. The advance does not bear interest and has no formal terms of repayment. In addition, SCS leases certain office space for which Payprotec has provided a guaranty. Under the terms of the lease, SCS is required to make monthly lease payments ranging from $4,601 to $5,438 through February 2016. Under the guaranty, Payprotec would be required to make lease payments on behalf of SCS if SCS is not able to make the lease payments. Management does not expect Payprotec to make such payments. There is no recorded liability for potential losses under this guaranty The Company has two notes payable to the former members of Payprotec in the aggregate amount of $146,812 at September 30, 2014. Total interest paid to key employees for the nine months ended September 30, 2014 was $3,232. In addition, at September 30, 2014, the Company had a receivable outstanding from the former members for $69,519 related to personal expenses paid by Payprotec prior to its acquisition by the Company.

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

We had been in a developmental phase since inception prior to the acquisition of Payprotec in April of 2014. With the acquisition of Payprotec, the Company is no longer in a development stage and has its primary operations focused on the merchant processing and servicing business. The Company does not expect to develop or expand upon its previous licensing business which does not have significant assets or operations.

    The Company is actively seeking acquisition opportunities in the merchant processing and servicing business as well as related industries including but not limited to merchant cash advance companies. Although management believes that there are acquisition opportunities, there can be no assurance that the Company will be able to complete any such transactions.

Results of Operations

General

With the acquisition of Payprotec in April of 2014, the Company has more substantial operations and assets. Prior to this acquisition, the Company was in a development stage with very limited operations. As a result, the results of operations from 2013 and 2014 are not comparable. In addition, the timing of the acquisition on April 21, 2014 led to a partial quarter of operations for the second quarter and year to date results.

Revenues

Revenues for the three and nine months ended September 30, 2014 were $3,235,694 and $5,436,959 respectively as compared to prior year revenues of $111,634 and $190,134. Substantially all of the revenue in the 2014 period were earned by the Company’s Payprotec subsidiary.  Equipment lease revenue consists of proceeds from the sale of leases of point of sale terminals and equipment. Transaction and processing fees consists of the Company’s share of fees charged for processing of credit and debit card transactions net of interchange and processor fees. For the nine months ended September 30, 2014 the transaction and processing fees are net of $460,000 in fees that were previously sold to E-Cig. These were repurchased on June 30, 2014.

Operating Costs and Expenses

Cost of products sold for the three and nine months ended September 30, 2014 were $430,569 and $776,803 respectively representing, 17.3% and 18.2% of lease revenue. Selling, general and administrative expenses for the three and nine months ended September 30, 2014 were $3,820,552 and $7,099,562 respectively. Included in these numbers, corporate selling general and administrative expenses were $599,090 and $1,600,804 for the three and nine months ended September 30, 2014 respectively. This compared to $244, 832 and $801,740 for the three and nine months ended September 30, 2013. Included in the 2014 amounts for corporate expenses were $78,113 and $357,086 related to stock compensation expense for the three and nine months ensed September 30.

On June 30, 2014, the Company and Payprotec entered into a refinancing pursuant to a Settlement and Release (“Settlement Agreement”) with E-Cig Ventures LLC (“E-Cig”) whereby the Company exercised an option to repurchase $200,000 of monthly residuals sold to E-Cig Ventures LLC (“E-Cig”) on January 28, 2014. The Company paid $2,400,000 cash and issued a note in favor of E-Cig in the amount of $300,000 in return for settling all amounts due under the Residual Purchase Agreement executed by Securus and E-Cig. In addition, upon final payment of the $300,000 note to E-Cig, E-Cig shall surrender 1,000,000 shares of the Company’s Common Stock previously issued to E-Cig in connection with the Company’s purchase of E-Cig’s 10% membership interest in Securus on April 21, 2014. The note to E-Cig bears interest at 6% per annum and is due in 12 equal monthly payments starting on October 1, 2014. The Company recorded a one-time gain of $175,101 in connection with this transaction. Simultaneously with the Settlement Agreement referred to above, the Company and Securus executed new financing arrangements with Blue Acre Ventures (“BAV”) including a Portfolio Purchase Agreement whereby Securus sold monthly residuals in the amount of $100,000 for a cash payment of $2,800,000 and the ability to receive additional payments totaling $400,000 over the next three years. The Company recorded a one-time gain in the amount of $2,800,000 in connection with this transaction

Interest expense for the three and nine months ended September 30, 2014 was $111,354 and $314,739, respectively. Interest expense for the three months ended June 30, 2014 was primarily due to the transaction with E-Cig executed by Payprotec in January 2014 which was refinanced on June 30, 2014 as described above. Interest expense for the three months ended September 30 declined from the previous quarter as a result of this refinancing.

Net income

Net income (loss) was ($1,113,502) and $220,956 for the three and nine months ended September 30, 2014 respectively as compared to net losses of ($132,256) and ($614,625) respectively for the three and nine months ended September 30, 2013. The acquisition of Payprotec in April 2014 and subsequent refinancing completed on June 30, 2014 accounted for the majority of the change. In addition, the one-time gains of $175,101 and $2,800,000 recorded in connection with the Settlement Agreement and financing arrangements resulted in positive earnings for the nine months ended September 30, 2014, though the company did record a loss for the quarter ended September 30, 2014. Earnings per share for the three and nine months ended September 30, 2014 were ($0.012) and $0.003 as compared to a loss per share of ($0.002) and ($0.010) for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Nine Months ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$778,031	$(644,507)
Net cash provided by investing activities	$43,196	$-
Net cash provided by (used in) financing activities	$(464,612)	$50,000

Net cash provided by operating activities for the nine months ended September 30, 2014 was $778,031 as compared with ($644,507) used in the nine months ended September 30, 2013. This increase in net cash provided by operating activities of $1,422,538 was mainly attributable to the acquisition of Payprotec.

Net cash provided by investing activities was $43,196 for the nine months ended September 30, 2014, compared with $0 in the nine months ended September 30, 2013.

Net cash used in financing activities was ($464,612) for the nine months ended September 30, 2014 as compared to $50,000 provided by the nine months ended September 30, 2013. The decrease resulted from the Company refinancing completed on June 30, 2014.

As of September 30, 2014, we had cash and cash equivalents of $364,943, total current assets of $871,957 and total current liabilities of $2,120,381. There can be no assurances that the Company will be able to integrate Payprotec successfully or that Payprotec will continue to be profitable.

The Company may seek additional financing for either it current operations or acquisitions. There can be no assurances that the Company will be able to obtain such financing.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share is the same as basic earnings per share as the Company had no material common stock equivalents outstanding during the periods presented.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

EXCEL CORPORATION

Dated: November 14, 2014	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: November 14, 2014	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)

