Form 10-K
period 2014-12-31
Excel Corp
filed 2015-03-31
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

972-476-1000

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    Yes ☐   No ☒

The number of shares of Common Stock held by non-affiliates as of March 26, 2015 was 37,963,364 shares, all of one class of common stock, par value $0.0001 per share, having an aggregate market value of approximately $1,290,754 based upon the closing price of registrant’s common stock on such date of $0.034 per share as quoted on the Over the Counter Bulletin Board. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed affiliates.

As of March 26, 2015, there were 97,259,070 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I

Item 1.             Business.

Introduction

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiary, Payprotec Oregon, LLC d/b/a Securus Payments (“Securus”), which we acquired in April 2014. We are a national full service retail credit/debit card processor Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement our network of approximately 120-150 independent sales representatives located throughout the country. Working with the Company's primary processing partner, First Data Corporation, we provide for the rapid clearing of payments, including Apple Pay, a new mobile payment and digital wallet service by Apple Inc. that lets users make payments using the iPhone 6 and iPhone 6 Plus, with the highest level of data security available in the industry. Our merchant account solutions, combined with the latest site and cloud based technologies, are designed to meet the unique needs of each business segment serviced, and offer a variety of credit, debit, gift and loyalty card processing options and equipment to scale with the distinctive business plans of each client.

Prior to the acquisition of Securus in April of 2014, we were considered a developmental stage company. With the acquisition of Securus, we are no longer in a development stage and maintain as our primary business operations the sale of merchant processing and servicing, as well as a limited number of merchant cash advance transactions on behalf of our merchant customers. We are actively seeking acquisition opportunities in related industries including, but not limited to, merchant services and merchant cash advance companies. Although management believes that there are acquisition opportunities, there can be no assurance that we will be able to complete any such transactions.

Corporate History

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation.  The Company has two wholly owned subsidiaries, Excel Business Solutions, Inc., and Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”).

On February 17, 2014 the Company entered into a Securities Exchange Agreement (the “SEA”) with Securus, Mychol Robirds and Steven Lemma, to purchase 90% of the membership interests of Securus and its subsidiary Securus Consultants, LLC.  On April 21, 2014 the Company completed the acquisition of 100% of Securus pursuant to the SEA and through a Securities Exchange Agreement (“E-Cig Agreement) with E-Cig Ventures LLC. The Company issued 22,400,000 shares of common stock for the acquisition of Securus. In addition, the Company issued two shares of Series A Preferred Stock to Messrs Lemma and Robirds as a part of the SEA. As holders of the Series A Preferred Stock. Each of Messrs Lemma and Robirds are entitled to exchange one share of the Series A Preferred Stock for a 24.5% interest in Securus should the Company enter into a transaction that would sell a majority of the membership interest of Securus or its assets. Messrs Lemma and Robirds will be entitled to these exchange rights as long as they own a total of 9,000,000 shares individually.

The Company’s primary operations focus on the merchant processing and servicing business as a single source provider for virtually all types of merchant payment processing needs. The Company operates nationally as an Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), using its own fully integrated sales and marketing teams and systems to promote such services. The Company maintains primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida providing the highest level of data security available in the industry today. The Company offers merchant account processing solutions, together with the latest physical site and cloud-based technologies, designed to meet the unique needs of each industry segment the Company services, and offer a variety of credit, debit, gift, and loyalty card processing options and equipment to scale with the distinctive business plans of each client.

The Industry, The payment processing industry provides merchants with credit, debit, gift, and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards, and advances in payment processing and telecommunications technology. According to The Nilson Report dated February 2012, combined consumer and commercial credit, debit, and prepaid cards generated $3.595 trillion in purchase volume in 2011, up 10.4% from 2010.  The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology and security initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

The detailed network of a credit card transaction includes several aspects: credit card associations (i.e. Visa and MasterCard); card issuers; merchants; merchant acquirers; processors; the consumers who are buying the goods; and merchants that are selling them.  The card issuers distribute cards to consumers, bill them, and collect payment from them.  The processor is responsible for delivering the transaction to the appropriate card issuer so that the customer is billed and the merchant receives funds for the purchase.  The merchant acquirer recruits merchants to accept cards and provides the front-end service of routing the transaction to the network’s processing facilities.  Merchant acquirers often delegate the actual processing to third-party service providers.

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

Sales and Marketing, Our sales and marketing efforts consist of extensive in-house direct sales and marketing teams, combined with a large, national external sales and distribution network of Company-branded independent sales agents. We generate leads using in-house telemarketing personnel in our Portland Oregon and West Palm Beach Florida sales offices. Utilizing our customized Customer Relationship Management or CRM software, these leads are forwarded to either outside independent sales agents or our internal sales teams. We believe that our ability to continue to generate effective leads is critical to our success in attracting and retaining independent sales agents and ultimately our sales growth. We use a network of approximately 120 to 150 independent sales agents throughout the United States as our primary sales force.

Government Regulations, The industry in which we operate is subject to extensive governmental regulation. In particular, there are numerous laws and regulations restricting the purchase, sale, and sharing of personal information about consumers. The electronic payment processor is subject to regulation by federal, state and professional governing bodies. Prospective financial institution customers, including commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision. As an ISO, we are less susceptible to these regulations than processors and banks because we do not have possession of customer level data.

Competition, The payment processing industry is highly competitive.  We compete with other ISOs for the acquisition of merchant agreements. Several large processors including First National Bank of Omaha, Chase Paymentech, L.P., Bank of America Merchant Services, as well as Wells Fargo, frequently solicit merchants directly or through their own network of ISOs. Competition is based upon a number of factors including price, service and product offerings. Many of these competitors are larger and have substantially greater resources than us. We believe we remain competitive to these processors and competitive ISOs through a combination of beneficial pricing and services to our merchant customers.

Material Customers, The Company utilizes First Data Corporation (“First Data”) for its processing services and leasing, First Data accounted for 91.4% of consolidated revenues of $9,111,892 for the year ended December 31, 2014. The Company has a non-exclusive marketing agreement with First Data and Wells Fargo to represent Wells Fargo and First Data as an independent sales organization. This agreement expires February 28, 2017. The Company believes that were First Data to terminate or not renew this contract, the Company could utilize alternative vendors for processing and/or leasing. If we were unable to renew our contract with First Data or find a suitable alternative it could have a material adverse effect on the results of operations of the Company.

Employees

As of March 15, 2015, we have 156 full-time employees. Three of these employees are located in our corporate offices in Irving, Texas and 153 are employed by Securus. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Licensing Business

Prior to the acquisition of Excel Business Solutions Inc and Securus, we were focused on bringing national and international brands to the retail marketplace. Our objective was to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensors and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand. We do not currently have any operations in the licensing business and do not expect to develop or expand upon the previous licensing business, which does not have significant assets or operations.

Item 1A.         Risk Factors.

We may not be able to raise the additional capital necessary to execute our business strategy which includes the acquisition of other companies, operations or asset portfolios.

We intend to grow in part through acquisitions, business combinations and or merchant portfolio purchases. Our ability to successfully execute these transactions may depend on our ability to raise additional debt and/or equity capital. Our ability to raise additional capital is uncertain and dependent upon numerous factors beyond our control, including but not limited to economic conditions, regulatory factors, continued high unemployment, reduced retail sales, increased taxation, reductions in consumer confidence, changes in levels of consumer spending, changes in preferences in how consumers pay for goods and services, weak housing markets and availability or lack of availability of credit. If we are unable to obtain additional capital, or if the terms thereof are too costly, we may be unable to successfully execute our acquisition strategy.

We may need more financing earlier than we anticipate if we:

●	expand faster than our internally generated cash flow can support;

●	purchase merchant portfolios from a large number of ISOs;

●	need to increase merchant portfolio purchase prices in response to competition;

●	acquire complementary products, businesses, technologies or residual ISO commissions.

We have just recently begun operations and have not yet achieved profitability.

Until our acquisition of Securus in April 2014, we were considered a development stage company. Since our acquisition of Securus, we have incurred losses from operations. There can be no assurance that the Company will become profitable and it may require additional capital in order to fund its operations. The Company may not be able to source such funds on acceptable terms.

Our business strategy includes additional acquisitions in the merchant cash advance industry as well as merchant processing. We may not be able to successfully identify and close any such acquisitions or successfully integrate them into our business.

Acquisitions are inherently uncertain. We have limited financial resources which will require us to seek debt or equity capital. There can be no assurances that we will be able to obtain financing. In addition, we compete for potential acquisition targets with other companies from within our industry as well as from financial buyers such as private equity firms and hedge funds. Many of these companies have significantly greater financial resources than the Company. Other risks related to acquisitions include:

●	the due diligence, financing and related transaction activities divert management attention from our current operations;

●	we may devote substantial time and resources to acquisitions that do not close and;

●	we may incur potential liabilities not detected during due diligence or make financial or other assumptions about an acquisition that turn out to be inaccurate.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver’s license numbers and checking account numbers. Any loss of cardholder data by us or our merchants could result in significant fines and sanctions by the card networks or governmental bodies, which could have a material adverse effect upon our financial position and/or results of operations. Our computer systems could be in the future, subject to penetration by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bankcard information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the card networks.

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

We could face chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, reject losses when our merchants go out of business, and merchant fraud. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.

We have potential liability for fraudulent bankcard transactions initiated by merchants. Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. We rely on our financial institution and transaction processor service providers to detect and reduce the impact of merchant fraud, but these measures may not be effective. It is possible that incidents of fraud could increase in the future. Failure by our financial institutions, transaction processing partners or ourselves to effectively manage risk and prevent fraud would increase our chargeback liability. Increases in chargebacks could have an adverse effect on our operating results and financial condition.

Increased merchant attrition that we cannot offset with increased bankcard processing volume from same store sales growth or new accounts would cause our revenues to decline.

We may experience above normal attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant bankcard processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bankcard processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions and transaction processing services providers to provide clearing services in connection with our settlement activities. Our primary relationships are with First Data Corporation and Wells Fargo. If we are unable to maintain clearing services with these financial institutions and transaction processing services providers, or are unable to find a replacement for them, we may no longer be able to provide processing services to certain and various customers which could negatively impact our revenue and earnings.

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

We are registered with the Visa and MasterCard networks through our bank sponsors as an ISO with Visa and a Member Service Provider with MasterCard. The rules of the bankcard networks are set by their boards, which may be strongly influenced by card issuers, and some of those card issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members like us. The bankcard networks or issuers who maintain our future registrations or arrangements or the bankcard network or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an ISO and/or MSP, or any material changes in card network or issuer rules that would serve to limit our ability to provide payment processing services, could have an adverse effect on our bankcard processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bankcard transactions, we would lose substantially all of our revenues.

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

We do not own or maintain a computer system or software or communications network necessary to process debit or credit card transactions directly. We depend on outsourced vendors for these and other key functions, including credit card transaction processing, check guarantee and gift and loyalty card processing and provision of point of sale processing equipment. We will therefore be dependent on the continued capabilities of these vendors to provide such services on terms acceptable to us. Should any one of these vendors experience difficulties in providing processing services for any reason, or if we can no longer engage other vendors to provide such services, we would be required to discontinue operations.

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

We are dependent on a limited number of key executives and employees, the loss of which could negatively impact our business.

Our business is led by our CEO, Thomas A. Hyde Jr. and CFO, Robert L. Winspear. The operations of our Securus subsidiary are led by Steven Lemma and Mychol Robirds. The loss of one or more of these executives could negatively impact our business and operations.

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

We expect to experience seasonal fluctuations in our revenues as a result of consumer spending patterns and the seasonality of our merchant customers’ businesses.

The payment processing industry is highly competitive and we compete with certain firms that are larger and have greater financial resources than we do. Such competition could increase, which would adversely influence our prices to merchants and, as a result, our operating margins.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including but not limited to, Heartland Payment Systems, Inc., Transfirst, LLC, Newtek Business Services, Inc., Global Payments Inc., First Data Corporation, Vantiv Inc., Calpian Inc., Fifth Third Processing Solutions, Chase Paymentech Solutions and Elavon, Inc. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

In addition, many of our competitors may have the ability to devote more financial and operational resources than we can to the development of new payments technologies and services, including Internet payment processing services and mobile payment processing services that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Furthermore, we are facing competition from non-traditional competitors offering alternative payment methods, such as PayPal and Google. These non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could also have a material adverse effect on our business, financial condition and results of operation.

We expect to be subject to increased operating margin pressure, which could erode our margins and adversely affect our ability to retain merchants and attain and maintain profitability.

We expect to experience increasingly downward pricing pressure from merchants for merchant credit and debit card processing and acquiring services, similar to what many of our competitors have experienced. The services we plan to offer are a commodity and as such are not differentiable except using price. Low barriers to entry in becoming an ISO/MSP means that price competition in the industry is persistent and strong. Our management has noted this trend and does not anticipate that this trend will cease in the near future, if at all. Continued margin erosion could adversely affect our merchant retention and profitability. In addition, we may not be able to fully pass the cost of more expensive point of sale terminals on to our merchant customers through our leasing program resulting in lower margins.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

●	we are a small company with limited operating history;
●	the scope of our marketing and advertising efforts;

●	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
●	general economic conditions;

●	changes in our pricing policies or those of our licensees;
●	our ability to expand our business;

●	the effectiveness of our personnel;
●	new product introductions;

●	costs associated with future acquisitions of brands; and
●	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

Our common stock is traded on the OTC Market under the trading symbol “EXCC.” Our common stock is thinly traded, if traded at all, and a robust and active trading market may never develop. Most of our shares may not be sold into the market unless there is an effective registration statement covering the resale of such shares, or the shares are eligible to be sold under Rule 144. Stockholders who decide to sell some or all of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described herein, the price of the publicly traded shares of common stock may be highly volatile and may not reflect the underlying value of the Company.

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

Our common stock may be deemed to be a “penny stock” and therefore subject to special requirements that could make the trading of our common stock more difficult than for stock of a company that is not “penny stock.”

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

We do not intend to pay dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

We need to raise capital, which may cause dilution or issue securities senior to our common stock.

In order to execute our business strategy which includes acquisitions, we will need to raise additional capital. We may issue stock directly for acquisitions or sell stock to third parties in order to raise capital. We may not be able to raise any such additional capital and we may not be able to raise such capital on acceptable terms. If we raise capital through the sale or issuance of equity securities, such transactions will dilute the value of our outstanding shares. We may also decide to issue securities, including debt securities or preferred stock that have rights, preferences, and privileges senior to our common stock.

Future sales of large amounts of our common stock could have a negative impact on our stock price.

Future sales of our common stock by existing stockholders pursuant to an effective registration statement covering the resale of such shares or Rule 144 could adversely affect the market price of our common stock and could materially impair our future ability to generate funds through sales of our equity securities.

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

Provisions in our charter documents and Delaware law could discourage a takeover that our stockholders may consider favorable or could cause current management to become entrenched and difficult to replace.

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

Item 1B.          Unresolved Staff Comments.

Not Applicable

Item 2.             Properties.

We lease our executive offices in Irving Texas as well office space for our Securus subsidiary in Portland Oregon and West Palm Beach Florida.

Location	Square Feet	Lease term
Irving, Texas (Corporate headquarters)	2,755	Expires 2019
Portland, Oregon (Securus headquarters)	12,643	Expires 2017
West Palm Beach, Florida	5,719	Expires 2016
Carlsbad, California (not used)	3,672	Expires 2016

Item 3.             Legal Proceedings.

The Company is party to a number of legal proceedings that arise in the ordinary course of business. Although litigation is subject to inherent uncertainties, the Company does not expect the outcome of these matters to have a material adverse effect on the business or operations of the Company.

Item 4.             Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the Over the Counter Bulletin Board (OTCBB) under the trading symbol “EXCC.” The following table sets forth the high and low sales prices as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2013	HIGH	LOW
First Quarter	$.17	$.08
Second Quarter	$.09	$.03
Third Quarter	$.05	$.01
Fourth Quarter	$.38	$.01

FISCAL YEAR 2014	HIGH	LOW
First Quarter	$.43	$.05
Second Quarter	$.33	$.07
Third Quarter	$.14	$.08
Fourth Quarter	$.08	$.03

Holders

According to the records of our transfer agent, as of March 31, 2015, there were approximately 109 holders of record of our common stock.  This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In 2014, we issued options to purchase 1,000,000 shares of common stock with an exercise price of $0.09 per share pursuant to our 2010 Equity Incentive Plan. The options have a ten year term subject to certain restrictions.

Item 6.            Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.    Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiary, Securus which we acquired in April 2014. We are a national full service retail credit/debit card processor Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement our network of approximately 120 to 150 independent sales representatives located throughout the country. Working with the Company's primary processing partner, First Data Corporation, we provide for the rapid clearing of payments, including Apple Pay, a new mobile payment and digital wallet service by Apple Inc. that lets users make payments using the iPhone 6 and iPhone 6 Plus, with the highest level of data security available in the industry. Our merchant account solutions, married with the latest site and cloud based technologies, are designed to meet the unique needs of each business segment serviced, and offer a variety of credit, debit, gift and loyalty card processing options and equipment to scale with the distinctive business plans of each client.

On February 17, 2014 the Company entered into a Securities Exchange Agreement (the “SEA”) with Securus, Mychol Robirds and Steven Lemma, to purchase 90% of the membership interests of Securus and its subsidiary Securus Consultants, LLC.  On April 21, 2014 the Company completed the acquisition of 100% of Securus pursuant to the SEA and through a Securities Exchange Agreement (“E-Cig Agreement) with E-Cig Ventures LLC. The Company issued 22,400,000 shares of common stock for the acquisition of Securus. In addition, the Company issued two shares of Series A Preferred Stock to Messrs Lemma and Robirds as a part of the SEA. As holders of the Series A Preferred Stock. Each of Messrs Lemma and Robirds are entitled to exchange one share of the Series A Preferred Stock for a 24.5% interest in Securus should the Company enter into a transaction that would sell a majority of the membership interest of Securus or its assets. Messrs Lemma and Robirds will be entitled to these exchange rights as long as they own a total of 9,000,000 shares individually.

Prior to the acquisition of Securus in April 2014, we were considered a developmental stage company. With the acquisition of Securus, we are no longer in a development stage and maintain as our primary business operations the sale of merchant processing and servicing, as well as a limited number of merchant cash advance transactions on behalf of our merchant customers. We are actively seeking acquisition opportunities in related industries including, but not limited to, merchant services and merchant cash advance companies. Although management believes that there are acquisition opportunities, there can be no assurance that the Company will be able to complete any such transactions.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements.  Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions.  Our critical accounting policies are:

Basis of presentation and consolidation

Our accounting and reporting policies conform with generally accepted accounting principles (“GAAP”) and include our subsidiaries, after elimination of all intercompany transactions in the consolidation.

Date of Management’s Review of Subsequent Events

Subsequent events were considered through March 30, 2015 which is the date the financial statements were available to be issued.

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

Loss Per Share

Loss per share is based on the weighted average number of common shares.  Diluted loss per share was not presented, as the company as of December 31, 2014 had outstanding options to purchase 1,000,000 shares of common stock which would have an anti-dilutive effect on earnings.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet financing arrangements as of December 31, 2014.

Results of Operations

We acquired Securus in April 2014. As a result of this acquisition, operating results for 2014 and 2013 are not comparable. Virtually all of the changes in the results of operations are due to the inclusion of Securus in the Company’s consolidated operations.

Revenues

During the year ended December 31, 2014, we had equipment lease revenues of $6,842,072 compared to $11,104 revenues for the year ended December 31, 2013.  During the year ended December 31, 2014, we had transaction and processing fees revenue of $2,228,878 and advance commission and other revenues of $40,942, as compared to $92,092 and $329,265, respectively, during the year ended December 31, 2013.

Costs and Expenses

Our operating costs and expenses were $12,132,799 for the year ended December 31, 2014 as compared to $1,373,040 for the year ended December 31, 2013. Cost of sales for 2014 was $1,422,013 or 20.8% of equipment lease revenue. Outside commissions were $1,281,595 for the year ended December 31, 2014 or 14.1% of net revenues. The Company uses independent sales agents for a substantial portion of its business. Salaries and wages were $7,412,124 for the year ended December 31, 2014 as compared to $687,037 for the year ended December 31 2013.

Other Income

Our other income was $2,975,101 for the year ended December 31, 2014, as compared to $0 for the year ended December 31, 2013. $2,800,000 of other income was derived from the sale of a $100,000 monthly residual. An additional $175,000 gain was recognized upon the execution of a settlement and release agreement with eCig Ventures which reduced the amount of debt owed by the Company.

Interest expense was $391,075 for the year ended December 31, 2014. $203,385 of the interest was recorded in the quarter ended June 30, 2014 and was related to Securus’s financing arrangements with e-Cig Ventures executed prior to our acquisition of Securus.

Net income

Our net losses were $436,881 and $940,579 for the years ended December 31, 2014 and 2013, respectively. Although it is possible we may continue to incur net losses in the future, our anticipation is that we will be able to achieve profitability in 2015.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Years ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$881,517	$(521,161)
Net cash provided by investing activities	$177,066	$3,353
Net cash used in financing activities	$(740,123)	$(120,000)
Net increase (decrease) in cash	$318,460	$(637,808)

Net cash provided by operating activities in 2014 was $881,517 as compared with $521,161 used in 2013.  This increase of $1,402,678 was mainly attributable to the acquisition of Securus, which decreased net loss by $503,698 and increased cash flows from working capital.

Net cash provided by investing activities was $177,066 in 2014, compared with $3,353 in 2013. The increase of $173,713 was primarily the result of disposal of vehicles acquired in connection with the Securus acquisition.

Net cash used in financing activities was $740,123 for the year ended December 31, 2014 as compared to $120,000 during the year ended December 31, 2013.

As of December 31, 2014, we had cash and cash equivalents of $326,788, total current assets of $853,793 and total current liabilities of $2,417,769.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.            Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries

December 31, 2014

Contents

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheet, December 31, 2014 and December 31, 2013	F-2

Consolidated Statement of Operations
For the Years Ended December 31, 2014 and December 31, 2013	F-3

Consolidated Statement of Stockholders' Equity
From the Years Ended December 31, 2013 to December 31, 2014	F-4

Consolidated Statement of Cash Flows
For the Years Ended December 31, 2014 and December 31, 2013	F-5

Notes to Consolidated Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Excel Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Excel Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013.  Excel Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

March 31, 2015

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$326,788	$8,328
Accounts receivable	383,657	2,250
Prepaid expenses	46,229	32,979
Shares receivable	90,000	-
Inventory	7,119	-
Total current assets	$853,793	$43,557

Other Assets
Fixed assets, net of depreciation	$230,632	$-
Goodwill	4,440,355	-
Other long term assets	68,027	7,939
Total other assets	$4,739,014	$7,939
Total assets	$5,592,807	$51,496

LIABILITIES & STOKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$806,981	$146,949
Accrued compensation	602,683	66,113
Other accrued liabilities	426,431	162,039
Notes payable - current portion	581,674	-
Total current liabilities	$2,417,769	$375,101

Long-term liabilities
Notes payable - long term portion	$681,361	$-
Other long term liabilities	29,748	-
Total long-term liabilities	$711,109	$-
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Series A preferred stock, $.001 par value 2 and 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 97,259,070 and 67,064,892 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	9,726	6,706
Additional paid-in capital	4,232,342	1,010,947
Accumulated (deficit)	(1,778,139)	(1,341,258)
Total stockholders' equity (deficit)	$2,463,929	$(323,605)
Total Liabilities and Stockholders' Equity	$5,592,807	$51,496

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013
Revenues
Equipment lease revenue	$6,842,072	$11,104
Transaction and processing fees	2,228,878	92,092
Other revenue	40,942	329,265
Total revenues	9,111,892	432,461
Costs and expenses
Cost of products sold	1,422,013	45,070
Payroll	7,412,124	687,037
Outside commissions	1,281,595	-
Other selling general and administrative expenses	2,017,067	640,933
Total Costs & Expenses	12,132,799	1,373,040

Net loss from Operations	(3,020,907)	(940,579)

Other income
Gain on sale of residual portfolio	2,800,000	-
Gain on settlement of debt	175,101	-
Total other income	2,975,101
Interest expense	391,075	-

Net loss before income taxes	(436,881)	(940,579)
Income Tax expense (benefit)
Current	(155,540)	-
Deferred	155,540	-
Total income tax expense (benefit)	-	-

Net loss	$(436,881)	$(940,579)

Loss Per Share
Basic & Diluted	$(0.005)	$(0.014)

Weighted Average Shares Outstanding
Basic & Diluted	94,009,760	65,548,471

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balances, December 31, 2012		$		$	31,523,745	$3,152	$725,164	$(400,679)

Issuance of common stock for exchange of subsidiaries preferred stock @ .1379 per share					2,008,701	201	276,799

Issuance of common stock for acquisition of Excel Business Solutions at par value (.0001 per share)					33,532,446	3,353

Stock compensation expense							8,984

Net loss for the year ended December 31, 2013								(940,579)

Balances, December 31, 2013		$		$	67,064,892	$6,706	$1,010,947	$(1,341,258)

Issuance of common stock at .09 per share					1,628,570	163	149,837

Issuance of common stock at .30 per share					200,000	20	59,980

Issuance of stock for acquisition of Payprotec Oregon LLC			2		22,400,000	2,240	2,537,024

Issuance of common stock at .10 per share					500,000	50	49,950

Stock compensation expense					5,465,608	547	424,604

Net loss for the year ended December 31, 2014								(436,881)

Balances, December 31, 2014		$	2	$	97,259,070	$9,726	$4,232,342	$(1,778,139)

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
Operating activities:
Net loss	$(436,881)	$(940,579)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,161	-
Write-off of license	-	150,000
Bad debt expense	-	61,515
Stock based compensation	425,151	8,984
Gain on settlement of debt	(175,101)	-
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	(147,276)	5,250
Inventory	48,295	-
Prepaid expenses	55,535	(32,979)
Other long term assets	47,033	(7,939)
Increase (decrease)
Accounts payable	364,816	6,435
Accrued compensation	468,907	66,113
Other accrued liabilities	142,512	12,039
Other long-term liabilities	12,365	150,000

Net cash provided by (used in) operating activities	881,517	(521,161)

Cash flows from investing activities:
Disposal of property and equipment	142,503	3,353
Acquisition of Securus	34,563	-

Net cash provided by investing activities	177,066	3,353

Cash flows from financing activities:
Issuance of Notes	1,600,000	-
Issuance of common stock	260,000
Note and debt payments	(2,600,123)	(120,000)

Net cash used in financing activities	(740,123)	(120,000)

Net increase (decrease) in cash	$318,460	$(637,808)

Cash - Beginning	8,328	646,136

Cash - Ending	$326,788	$8,328

Supplemental disclosure of cash flow information
Cash paid for interest	391,075

Supplemental disclosure of noncash items
Net assets and liabilities acquired
Accounts receivable	234,131
Inventory	55,414
Prepaid expenses	68,785
Fixed assets, net of depreciation	449,296
Other long term assets	197,122
Accounts payable	295,216
Accrued compensation	67,663
Other accrued liabilities	121,880
Notes payable	2,438,260
Other long term liabilities	17,383

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

1.         ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized on November 13, 2010 as a Delaware corporation.  The Company has two wholly owned subsidiaries, Excel Business Solutions, Inc., and Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”).

The Company had been considered a development stage company as defined by FASB ASC 915-205-45-6.  However, on April 21, 2014, the Company acquired 100% of the membership interests of Payprotec Oregon LLC (d/b/a Securus Payments) (“Securus”) (see note 8).  Following this transaction, the Company ceased to be a development stage company. The Company is currently devoting substantially all of its efforts to providing services in the merchant processing industry.

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared on the accrual method of accounting.

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP).  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of December 31, 2014 and December 31, 2013, the consolidated statements of operations and comprehensive income for the years ended December 31, 2014 and 2013, and the consolidated statements of cash flows for the years ended December 31, 2014 and 2013.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

Date of Management’s Review of Subsequent Events

Subsequent events were considered through March 30, 2015, which is the date the financial statements were available to be issued.

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

December 31, 2014

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

December 31, 2014

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

5.         INCOME TAXES (Continued)

As of December 31, 2014, the Company had an estimated $1,775,297 million of available unused net operating loss carryforward. Given the company’s current effective tax rate, this results in an estimated $639,107 deferred tax benefit as of December 31, 2014. The Company has elected to report the asset using the full tax valuation allowance. The Company had a 100% valuation allowance on the deferred tax benefit at December 31, 2014. As such, the deferred tax asset and deferred tax benefit will have $0 net effect on both the balance sheet and income statement as of December 31, 2014. The tax asset will be used in future periods to offset future tax liabilities.

For the Year Ended December 31, 2014
Income Tax Expense
Current	$(155,540)
Deferred	155,540
Total	$-

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2011 through 2014 remain subject to examination by Federal and state taxing authorities.

6. STOCKHOLDERS EQUITY

On April 21, 2014 the Company issued two shares of Series A Preferred Stock to the two previous members of Securus. As long as a former member holds at least 9,000,000 shares of the Company’s common stock, than that member has the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Securus upon a change of control in Securus (as defined).

The Company issued 200,000 shares of common stock to TransBlue LLC in February 2014. The shares were issued in connection with the execution of an agreement with TransBlue LLC whereby the two companies would provide a form of transaction processing generally known as “point of banking” processing solutions. The agreement provides for the issuance of an additional 800,000 shares upon meeting certain operational goals. The Company does not presently expect these goals to be met nor any additional shares to be issued.  In December 2014, The Company issued 500,000 shares of common stock to a law firm for services rendered during 2014, including services related to the acquisition of Securus.

7.         STOCK OPTIONS AND COMPENSATION

On November 13, 2010 the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation.  The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares.  Awards under this plan are made by the Board or a committee of the Board.  Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s Common Stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant.  Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.

On May 13, 2014, The Company issued 2,732,804 shares of the Company’s Common Stock to each of two executives in connection with their employment agreements. One third of the shares vested upon grant and the balance vest ratably over a two-year period. The Company recorded stock compensation expense in the amount of $424,040 for the fiscal year ended December 31, 2014 related to these grants.

On August 28, 2014, the Company issued options for a total of 1,000,000 shares at an exercise price of $.09 per share. The options vest ratably over 36 consecutive months with 5,555 shares vesting on the last day of each calendar month commencing with September 30, 2014, and 5,575 shares vesting on the last day of the 36th month. Compensation expense recorded for the fiscal year ended December 31, 2014 was $1,111.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

8.         ACQUISITION OF SUBSIDIARY

On April 21, 2014, the Company purchased 90% of the membership interests of Payprotec Oregon, LLC (d/b/a Securus Payments) (“Securus”) and its subsidiary Securus Consultants, LLC (“Securus Consultants”), through a Securities Exchange Agreement (the “Agreement”) with Mychol Robirds and Steven Lemma.

In exchange for their membership interests in Securus and Securus Consultants, the Company issued to Messrs. Robirds, and Lemma a total of 20,400,000 shares of the Company’s common stock and two shares of the Company’s Series A Preferred Stock.  Securus also entered into three-year employment agreements (the “Employment Agreements”) with each of Messrs. Robirds and Lemma.

Pursuant to a Securities and Exchange Agreement ("E-Cig Agreement") dated April 21, 2014 between the Company and E-Cig Ventures, LLC ("E-Cig"), the Company acquired the remaining 10% of the membership interests of Securus in exchange for the issuance of 2,000,000 shares of the Company's common stock and the agreement to guarantee a $1.5 million loan (the “Guaranty”) from Shadow Tree Income Fund A LP (“Shadow Tree”) to E-Cig (the "E-Cig Transaction"). As a result of the two transactions, the Company owns 100% of the membership interests of Securus.

Securus focuses on servicing merchants primarily through its partnership with First Data Corporation and providing credit card processing services. Securus provides merchants with competitive pricing on processing fees and services, and leases credit card terminals to the merchants. Securus generates revenues through the sales of these leases, and through a percentage share in residual fees from the merchants’ processing volumes.

The addition of Securus provides the Company with an established operational base as well as a sales force to facilitate the marketing and servicing to merchants for a variety of products in the merchant processing industry.

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

The consolidated statements of operations for the fiscal year ended December 31, 2014 includes the financial results of Securus since the date of acquisition, April 22, 2014, through December 31, 2014. During this period, Securus’s revenues were $9,083,343 and its net income was $1,676,469.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

8.         ACQUISITION OF SUBSIDIARY (Continued)

Pro Forma Financial Information

The information that follows provides supplemental information about pro forma revenues and net income (loss) attributable to the Company as if the acquisition of Securus had been consummated as of January 1, 2013. Such information is unaudited and is based on estimates and assumptions which the Company believes are reasonable.

These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had the Company and Securus been a combined entity during 2014 and 2013.

	Years Ended December 31,
Selected Pro Forma Financial Information	2014	2013
Revenues	$13,187,380	$12,829,708
Net income (loss) attributable to the Company	$(979,175)	$669,990
Net income (loss) attributable to the Company per common share - basic and diluted	$(0.01)	$0.01

9.         REFINANCING

On June 30, 2014, the Company executed new financing arrangements with BlueAcre Ventures LLC (“BAV”) whereby Securus sold $100,000 of its monthly residuals for an immediate cash payment of $2,800,000, recognized as a gain on the Company’s income statement. The Company also has the ability to receive additional cash payments (“Additional Cash Payments”) totaling $400,000 over the next three years based on certain performance goals.

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

On June 30, 2014, the Company entered into a Settlement and Release Agreement with E-Cig Ventures LLC (“E-Cig”), settling all amounts due and exercising its option to repurchase $200,000 of monthly portfolio residuals previously sold under the Residual Purchase Agreement and the related Option Agreement executed by Securus and E-Cig on January 28, 2014. Under the terms of the settlement, the Company paid $2.4 million in cash and issued a note to E-Cig for $300,000, payable in 12 equal monthly payments starting on October 1, 2014, at a six percent annual interest rate (the “Note”). Upon final payment of the Note, E-Cig will surrender 1,000,000 shares of the Company’s common stock originally issued to E-Cig in connection with the Company’s purchase of E-Cig’s 10% membership interest in Securus in April 2014. The receivable for these shares are shown on the accompanying balance sheets as a $90,000 share receivable. The Company also received a release from the Guaranty to Shadow Tree (see Note 8). As a result of this settlement, the Company recognized a gain of $175,101.

10.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2014:

December 31, 2014
Computer software	$6,588
Equipment	162,524
Furniture & fixtures	75,162
Construction in process	30,000
Leasehold improvements	110,041
Total cost	384,315
Less accumulated depreciation and amortization	(153,683)
Property and equipment - net	$230,632

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

11.       LEASES

Securus leases its Oregon office facilities under an operating lease expiring in June 2017. Monthly lease payments range from $16,153 to $17,808 throughout the term of the lease.

Securus leases its California office facilities under an operating lease expiring in March 2016. Monthly lease payments range from $6,059 to $6,426 throughout the term of the lease.

Securus leases its Florida office facilities under an operating lease expiring in December 2016. Monthly lease payments range from $3,180 to $3,374 throughout the term of the lease.

The Company executed a lease for its corporate offices in Irving Texas. The lease began on November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

Total rent expense for the year ended December 31, 2014 was $279,995, compared to $36,000 for the year ended December 31, 2013.

The future minimum lease payments required under long-term operating leases as of December 31, 2014 are as follows:

2015	$387,471
2016	343,751
2017	181,118
2018	75,648
2019 and after	83,454
Total	$1,071,442

12.       NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable.

Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s residual portfolio	$1,032,960

Note payable to E-Cig, due in monthly installments of $26,207 beginning October 2014 through September 2015, including interest at 6%, secured by 1,000,000 shares of the Company's common stock owed to the Company by E-Cig	230,075

Total	1,263,035

Less current portion	(581,674)

Long-term portion of notes payable	$681,361

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

12.       NOTES PAYABLE (Continued)

Future maturities of notes as of December 31, 2014 are as follows:

2015	581,674
2016	454,628
2017	226,734
Total	$1,588,546

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

In connection with its acquisition of Securus, the Company acquired an advance made by Securus to Securus Contact Systems, LLC (“SCS”) in the amount of $178,246 (see Note 8). SCS is owned by the former members of Securus who are currently key employees of the Company. The advance was repaid in October 2014. In addition, SCS leases certain office space for which Securus has provided a guaranty. Under the terms of the lease, SCS is required to make monthly lease payments ranging from $4,601 to $5,438 through February 2016. Under the guaranty, Securus would be required to make lease payments on behalf of SCS if SCS is not able to make the lease payments. Management does not expect Securus to make such payments. There is no recorded liability for potential losses under this guaranty.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.       Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information.

None

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers, directors and key employees as of the date of this report. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position with the Company

Thomas A. Hyde Jr.	53	President and Chief Executive Officer
Robert L. Winspear	49	Vice President, Secretary, and Chief Financial Officer
Ruben Azrak	63	Chairman of the Board
Charles Azrak	27	Director
Steven Lemma	30	Chief Executive Officer of Securus
Mychol Robirds	31	President of Securus

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

Biographies

Thomas A. Hyde Jr., President and Chief Executive Officer. Mr. Hyde, was elected President and Chief Executive Officer on May 13, 2014. Prior to joining the Company, Mr. Hyde had been the Principal, Managing Partner and Director of Red Shark Investments, LLC, since August 2013. From 2002 to 2013 Mr. Hyde served in various capacities for Teletouch Communications, Inc. (formerly OTC: TLLE) and its affiliates, most recently as a Director, President and COO. Subsequent to his tenure there, Teletouch filed for chapter 7 bankruptcy. Mr. Hyde holds a B.A. degree in Finance from the University of Texas at Austin.

Robert L. Winspear, Vice President Secretary and Chief Financial Officer. Mr. Winspear was elected Vice President, Secretary and Chief Financial Officer on May 13, 2014. Prior to joining the Company, Mr. Winspear had been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds. Mr. Winspear earned a Bachelor of Business Administration and a Masters of Professional Accounting from the University of Texas at Austin. Mr. Winspear is on the board of directors of Alpha Financial Technologies/EAM Corporation, located in Grapevine Texas and VII Peaks Co-Optivist Income BDC II, Inc. a management investment company located in Orinda, California.

Ruben Azrak, Chairman of the Board of Directors. Ruben Azrak is a founder of the Company and has been a director since our incorporation in November 2010. Mr. Azrak was our Chief Executive Officer from inception until January 2013 and also served as Chief Executive Officer from February to May 2014. Beginning in 1998, along with Russell Simmons, Mr. Azrak developed Phat Farm Licensing. Phat Farm Licensing was sold in 2004. Mr. Azrak is Chairman and a Director of RVC Enterprises. RVC licenses and produces Rocawear, the ladies sportswear line from the entertainer-entrepreneur Jay-Z. In addition, RVC owns the license for Ellen Tracy sportswear and Beverly Hills Polo Club. Mr. Azrak is also President and the sole director of Lifeguard Licensing Corp. and Lucky Star licensing. Mr. Azrak’s prior experience with both Phat Farm Licensing and RVC qualifies him to serve as a member of our Board of Directors. Mr. Azrak is the father of Charles Azrak.

Charles Azrak, Director. Charles Azrak has been a director of the Company since inception. Mr. Azrak was our Vice President and Secretary from inception until January 2013. He has been involved in all phases of RVC's operations since 2006; specifically, finance, sourcing of product and production. Charles Azrak is Vice President, Secretary and a director of RVC. Charles Azrak’s prior experience in licensing with RVC qualifies him to serve as a member of our Board of Directors. Charles Azrak is the son of Ruben Azrak.

Steven Lemma, Chief Executive Officer of Securus, Steven Lemma is a co-founder and has been the Chief Executive Officer of Securus since its inception in 2009. Mr. Lemma has an associate’s degree from Clackamass Community College

Mychol Robirds, President of Securus, Mychol Robirds is a co-founder and has been President of Securus since its inception in 2009. Mr. Robirds is a decorated veteran and 2004 Purple Heart recipient having served in Operation Iraqi Freedom.

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

A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct;

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;

●	compliance with applicable laws, rules and regulations;

●	the prompt reporting violation of the code; and

●	accountability for adherence to the code.

We will provide a copy of the code of ethics free of charge upon request to any person submitting a written request to our Chief Executive Officer.

Board Committees

Our Board of Directors has no separate committees. No member of our Board of Directors qualifies as an audit committee financial expert.

Item 11.          Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or awarded to our Named Executive Officers by Company during the years ended December 31, 2014 and 2013. Prior to 2013, none of our officers received compensation.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Other Compensation	Total Compensation
Thomas A. Hyde, Jr., President and Chief Executive Officer (Principal Executive Officer) (a)	2014	$222,727	$200,000	$401,722	-	$824,449

Robert L. Winspear, Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer) (a)	2014	$222,727	$200,000	$401,722	-	$824,449

Steven J. Lemma, Chief Executive Officer of Securus (b)	2014	$615,385	$-	-	-	$615,385

Mychol Robirds, President of Securus (b)	2014	615,385	-	-	-	615,385

David Popkin, Former Chief Executive Officer (c)	2014	$20,357	-	-	-	$20,357
	2013	$182,500	-	-	-	$182,500

Shawn Alcoba, Former Chief Financial Officer (d)	2014	$180,000	-	-	$45,000	$225,000
	2013	$140,000	-	-	$-	$140,000

(a) Messrs. Hyde and Winspear receive base salaries of $350,000 per year pursuant to their employment agreements. They joined the Company on May 13, 2014.

(b) Messrs. Lemma and Robirds each receive a salary of $1,000,000 per year pursuant to their employment agreements which were executed in connection with the Company's acquisition of Securus on April 21, 2014.

(c) Mr. Popkin resigned as Chief Executive Officer on February 10, 2014.

(d) Mr. Alcoba served as Chief Financial Officer until May 13, 2014, but remained employed until December 12, 2014 as Controller. Mr. Alcoba received severance compensation in the amount of $45,000.

Grants of Plan Based Awards

The following table sets forth the grants of plan based awards made during 2014 to our named executive officers.

Grants of Plan Based Awards

Name	Grant Date	All other Stock awards: Number of shares	All other Option Awards: Number of shares	Exercise price of option awards ($/Sh)	Grant date fair value of stock and option awards
Thomas A. Hyde, Jr.	May 13, 2014	2,732,804	-	-	$401,722
Robert L. Winspear	May 13, 2014	2,732,804	-	-	$401,722

Outstanding Equity Awards at Year end

The following table sets forth the outstanding equity awards at December 31, 2014 for the named executive officers.

	Stock Awards
	Number of shares of stock that have not vested	Market value of shares that have not vested
Thomas A. Hyde, Jr.	1,821,869	$61,944
Robert L. Winspear	1,821,869	$61,944

Options Exercised and Stock Vested

The following table sets forth the restricted stock grants vested during 2014 by our named executive officers.

	Stock Awards
Name	Number of shares acquired on vesting	Value realized on vesting
Thomas A. Hyde, Jr.	910,935	$133,907
Robert L. Winspear	910,935	$133,907

Employment Agreements and Compensation

The Company has employment agreements with Thomas A. Hyde, Jr. and Robert L. Winspear. The terms of their employment agreements are identical. Mr. Hyde, our Chief Executive Officer earns a salary of $350,000 per year.  Mr. Winspear, our Chief Financial Officer, earns a salary of $350,000 per year. They are each entitled to receive an annual bonus (the “Annual Bonus”) equal to a minimum of 100% of the employee’s Base Salary, provided that the performance criteria established and mutually agreed upon by the Company’s Board of Directors (or the compensation committee thereof) and the employee has been achieved. For the 2014 fiscal year, the Annual Bonus shall be $200,000, subject to adjustment based upon the reasonable discretion of the Board of Directors of the Company or the compensation committee thereof. They each received a grant of common stock (the “Stock Grant”) equal to 2,732,804 or three percent (3%) of the Company’s outstanding common stock. One third (910,934 shares) vested immediately and an additional one-third (910,935 shares) shall vest on the first and second anniversary of the Effective Date. They are also entitled to participate in the Company’s benefit plans. Their employment agreements can be terminated, among the other things, by the Company for cause or by the employee for certain good reasons. Their employment agreements also contain customary provisions of confidentiality and non-competition or non-solicitation. In the event that the Company terminates the employee for reasons other than cause or if the employee terminates the agreement for good reason, the employee shall be entitled to severance in an amount equal to 100% of his annual salary.

Concurrently with the acquisition of Securus by the Company, Mr. Lemma entered into a three-year contract with Securus whereby Mr. Lemma would serve as Chief Executive Officer of Securus for an annual salary of $1,000,000. The employment agreement can be terminated, among the other things, by the Company for cause or by Mr. Lemma for certain good reasons. The employment agreement also contains customary provisions of confidentiality and non-competition or non-solicitation.

Concurrently with the acquisition of Securus by the Company, Mr. Robirds entered into a three-year contract with Securus whereby Mr. Robirds would serve as President of Securus for an annual salary of $1,000,000. The employment agreement can be terminated, among the other things, by the Company for cause or by Mr. Robirds for certain good reasons. The employment agreement also contains customary provisions of confidentiality and non-competition or non-solicitation.

Except as provided for in agreements that the Company may enter into with its executive officers, any bonus compensation to executive officers will be determined by our Board of Directors or a compensation committee based on factors it deems appropriate, including the achievement of specific performance targets and our financial and business performance.

Compensation of Directors

None of our directors received compensation for the years ended December 31, 2014 or 2013.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 30, 2015 regarding the beneficial ownership of our stock by (i) each person or entity who, to our knowledge, owns more than 5% of any class of our stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

			Percentage
		Number of	Beneficially
		Shares	Owned of
Name of Beneficial Owner	Title of Class of Stock	Beneficially Owned	Respective Class (1)
5% Owners :
Steven Lemma (2)	Common	10,200,000	10.5%
	Series A Preferred	1	50.0%
Mychol Robirds (2)	Common	10,200,000	10.5%
	Series A Preferred	1	50.0%
Samuel Chanin Irrevocable Insurance Trust December 21, 2006 (4)	Common	6,474,320	6.7%
	Series A Preferred	-	-
Executive Officers and Directors :
Thomas A. Hyde Jr. (2)	Common	2,732,804	2.8%
	Series A Preferred	-	-
Robert L. Winspear (2)	Common	2,732,804	2.8%
	Series A Preferred	-	-
Ruben Azrak (2) (3)	Common	6,294,200	6.5%
	Series A Preferred	-	-
Charles Azrak (2)	Common	4,830,250	5.0%
	Series A Preferred	-	-
All executive officers and directors as a group (four persons)	Common	16,590,058	17.1%
	Series A Preferred	-	-%

(1)	Based on 97,259,070 shares of our common stock issued and outstanding.
(2)	The address for all officers and directors, as well as Mr. Lemma and Mr. Robirds is c/o Excel Corporation 6363 N. State Hwy 161, Suite 310 Irving TX 75038
(3)	Includes 3,104,600 shares held by Sarah Azrak, the wife of Ruben Azrak.
(4)	Lieba Chanin is a natural person with voting and dispositive power over 6,474,320 shares of our common stock as trustee for The Samuel Chanin Irrevocable Insurance Trust December 21, 2006. The address for the trust is 1 MetroTech Center Suite 2001 Brooklyn NY, 11201.

Change in Control

Pursuant to their employment agreements, Mr. Hyde and Mr. Winspear may be entitled to the following payments under a change in control as defined in their respective employment agreements:

Mr. Hyde	$350,000
Mr. Winspear	$350,000

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

Item 14.          Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2014 and December 31, 2013, the firm of Connolly, Grady & Cha, P.C. was our principal accounting firm. The following is a summary of fees paid or to be paid to them for services rendered.

Audit Fees : Aggregate fees billed by Connolly, Grady & Cha, P.C. for professional services rendered for the audit of our annual financial statements and review of our interim financial statements for the years ended December 31, 2014 and December 31, 2013 were $26,018 and $23,920, respectively.

All Other Fees : There were no additional fees billed by Connolly, Grady & Cha, P.C. other than those described above for the years ended December 31, 2014 and December 31, 2013.

Part IV

Item 15.            Exhibits, Financial Statement Schedules.

(a)            List of Financial Statements

The following consolidated financial statements of the Company are included in “Financial Statements and Supplementary Data”:

(b)           Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

EXCEL CORPORATION

March 31, 2015	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Hyde, Jr.	Chief Executive Officer and Director	March 31, 2015
Thomas A. Hyde, Jr.	(principal executive officer)

/s/ Robert L. Winspear	Chief Financial Officer and Comptroller	March 31, 2015
Robert L. Winspear	(principal financial and accounting officer)

/s/ Ruben Azrak	Chairman of the Board	March 31, 2015
Ruben Azrak

/s/ Charles Azrak	Director	March 31, 2015
Charles Azrak

Exhibit Index

Exhibit No	Description

2.1	Agreement of Merger and Plan of Reorganization, dated January 14, 2013 by and among Excel Corporation, ECB Acquisition Corp and Excel Business Solutions, Inc., is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 18, 2013.

2.2	Certificate of Merger, dated January 14, 2013, merging ECB Acquisition with Excel Business Solutions, is incorporated herein by reference to Exhibit 2.2 of Company’s Current Report on Form 8-K dated January 18, 2013.

3.1	Certificate of Incorporation of Ruby Worldwide Ltd., dated November 11, 2010, is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.2	Certificate of Amendment of Certificate of Incorporation of Ruby Worldwide Ltd., dated December 1, 2012, is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.3	Certificate of Amendment of Certificate of Incorporation of Excel Corporation, dated January 19, 2011, is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.4	By-Laws of Excel Corporation is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.1	Employment Agreement, May 14, by and between Excel Corporation and Thomas A Hyde, Jr., is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2014.

10.2	Robert L. Winspear, is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K May 15, 2014.

10.3	Form of Lockup Agreement, dated January 14, 2013, by and between Excel Business Solutions and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.4	Equity Incentive Plan by Excel Corporation, dated for the year 2011, is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.5	Subscription Agreement, dated as of April 31, 2011, of and between Excel Corporation and Purchaser, is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 31, 2011 (File No. 333-173702).

10.6	Portfolio Purchase Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.7	Secured Residual Loan Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.8	Promissory Note effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.9	Settlement Agreement and Release effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments), Excel Corporation, Steven Lemma, Mychol Robirds, Shalom Auerbach, and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.10	Third Amended and Restated Operating Agreement of Payprotec Oregon, LLC (dba Securus Payments) effective June 30, 2014 is incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.11	Promissory Note effective June 30, 2014 between Excel Corporation and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.12	Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 21, 2014.

10.13	Amendment dated as of April 10, 2014 to the Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated April 11, 2014.

14.1	Code of Business Conduct and Ethics Agreement by Excel Corporation, dated April 22, 2011, is incorporated herein by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer of Excel Corporation.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer of Excel Corporation.

32.1	Certification pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer and Principal Financial Officer of Excel Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

