Form 10-Q
period 2015-03-31
Excel Corp
filed 2015-05-15
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of May 14, 2015, there were 97,259,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation  and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$134,476	$326,788
Accounts receivable	348,682	383,657
Prepaid expenses	17,574	46,229
Shares receivable	90,000	90,000
Inventory	3,861	7,119
Total current assets	594,593	853,793

Other Assets
Fixed assets, net of depreciation	287,503	230,632
Goodwill	4,440,355	4,440,355
Other long-term assets	65,736	68,027
Total other assets	4,793,594	4,739,014
Total assets	$5,388,187	$5,592,807

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$955,020	$806,981
Accrued compensation	577,190	602,683
Other accrued liabilities	626,203	426,431
Notes payable - current portion	610,376	581,674
Total current liabilities	2,768,789	2,417,769

Long-term liabilities
Notes payable – long-term portion	578,411	681,361
Other long-term liabilities	33,210	29,748
Total long-term liabilities	611,621	711,109

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 2 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 97,259,070 shares issued and outstanding as of March 31, 2015 and December 31, 2014	9,726	9,726
Additional paid-in capital	4,300,130	4,232,342
Accumulated deficit	(2,302,079)	(1,778,139)
Total stockholders' equity	2,007,777	2,463,929
Total Liabilities and Stockholders' Equity	$5,388,187	$5,592,807

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues
Equipment lease revenue	$2,282,117	$-
Transaction and processing fees	1,153,709	10,322
Other revenue	-	11,166
Total revenues	3,435,826	21,488
Costs and expenses
Cost of products sold	518,839	3,622
Payroll	2,416,732	203,258
Outside commissions	376,760	-
Other selling general and administrative expenses	568,531	136,164
Total costs and expenses	3,880,862	343,044

Net loss from operations	(445,036)	(321,556)

Other expense
Interest expense	78,904	-

Net loss before income taxes	(523,940)	(321,556)
Income tax expense (benefit)
Current	(193,858)	-
Deferred	193,858	-
Total income tax expense	-	-

Net loss	$(523,940)	$(321,556)

Loss Per Share
Basic & Diluted	$(0.005)	$(0.005)

Weighted Average Shares Outstanding
Basic & Diluted	97,259,070	67,191,559

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

			Series A					Additional
	Preferred Stock		Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit

Balances, January 1, 2014		$		$		67,064,892	$6,706	$1,010,947	$(1,341,258)

Issuance of common stock at .07 per share						1,428,570	143	99,857

Issuance of common stock at .30 per share						200,000	20	49,980

Net loss for the period January 1, 2014 - March 31, 2014									(321,556)

Balances, March 31, 2014		$		$		68,693,462	$6,869	$1,160,784	$(1,662,814)

Balances, January 1, 2015		$	2		$-	97,259,070	$9,726	$4,232,342	$(1,778,139)

Stock Compensation Expense								67,788

Net loss for the period January 1, 2015 - March 31, 2015									(523,940)

Balances, March 31, 2015		$	2		$-	97,259,070	$9,726	$4,300,130	$(2,302,079)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net loss	$(523,940)	$(321,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,934	-
Stock based compensation	67,788	-
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	34,975	2,250
Prepaid expenses	28,655	19,443
Inventory	3,258	-
Other long term assets	2,291	-
Increase (decrease)
Accounts payable	148,039	(4,080)
Accrued compensation	(25,493)	144,013
Other accrued liabilities	199,772	2,844
Other long-term liabilities	3,463	-

Net cash used in operating activities	(40,258)	(157,086)

Cash flows from investing activities:
Acquisition of property and equipment	(77,805)	-

Net cash used in investing activities	(77,805)	-

Cash flows from financing activities:
Proceeds from notes payable	100,000	25,000
Issuance of common stock	-	150,000
Payments on notes payable	(174,249)	-

Net cash provided by (used in) financing activities	(74,249)	175,000

Net increase (decrease) in cash	(192,312)	17,914

Cash – Beginning	326,788	8,328

Cash - Ending	$134,476	$26,242

Supplemental disclosure of cash flow information
Cash paid for interest	78,904	-

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods.  These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

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

Notes Payable

The carrying values of notes payable approximate fair values, since these instruments bear market rates of interest.

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

5.         INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2015, the Company had available unused operating loss carryforwards of $2,232,683 which generated a deferred tax benefit of $826,093. The Company had a 100% valuation allowance on the deferred tax assets at March 31, 2015.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

5.         INCOME TAXES (Continued)

The Company’s provision for income taxes for the three months ended March 31, 2015 consists of the following:

Three months Ended March 31, 2015
Income Tax Expense
Current	$(193,858)
Deferred	193,858
Total	$-

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

6. STOCKHOLDERS’ EQUITY

On April 21, 2014 the Company issued two shares of Series A Preferred Stock to the two previous members of Payprotec. As long as a former member holds at least 9,000,000 shares of the Company’s common stock, then the member has the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Payprotec upon a change of control in Payprotec (as defined).

7.         STOCK OPTIONS AND COMPENSATION

On November 13, 2010, the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation.  The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares.  Awards under this plan are made by the Board of Directors or a committee of the Board.  Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s Common Stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant.  Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.

On August 28, 2014, the Company issued options for a total of 1,000,000 shares at an exercise price of $.09 per share. The options are exercisable for a ten year period subject to certain restrictions. The shares vest ratably over 36 months. Compensation expense related to the options was $834 for the three months ended March 31, 2015. The following table summarizes the Company’s stock options.

Options outstanding	1,000,000
Vested	194,425
Unvested	805,575

On May 13, 2014, The Company issued 2,732,804 shares of the Company’s Common Stock to each of two executives in connection with their employment agreements. One third of the shares vested upon grant and the balance vest ratably over a two-year period. The Company recorded stock compensation expense in the amount of $66,954 for the three months ended March 31, 2015 related to these grants.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

8.         ACQUISITION OF SUBSIDIARY

On April 21, 2014, the Company purchased 90% of the membership interests of Securus and its subsidiary Securus Consultants, LLC through a Securities Exchange Agreement (the “Agreement”) with Mychol Robirds and Steven Lemma.

In exchange for their membership interests in Securus and Securus Consultants LLC, the Company issued to Messrs. Robirds and Lemma a total of 20,400,000 shares of the Company’s Common Stock and two shares of the Company’s Series A Preferred Stock.  Payprotec also entered into three-year employment agreements (the “Employment Agreements”) with each of Messrs. Robirds and Lemma.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

8.         ACQUISITION OF SUBSIDIARY (Continued)

Pro Forma Financial Information

The information that follows provides supplemental information about pro forma revenues and net income (loss) attributable to the Company as if the acquisition of Securus had been consummated as of January 1, 2014. Such information is unaudited and is based on estimates and assumptions which the Company believes are reasonable.

These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had the Company and Securus been a combined entity during 2014.

Selected Pro Forma Financial Information	2014
Revenues	$3,305,202
Net loss attributable to the Company	$(304,642)
Net loss attributable to the Company per common share - basic and diluted	$(.003)

9.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2015:

March 31, 2015
Computer software	$7,416
Equipment	162,524
Furniture & fixtures	83,299
Construction in progress	90,000
Leasehold improvements	118,882
Total cost	462,121
Less accumulated depreciation and amortization	(174,618)
Property and equipment – net	$287,503

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

10.       LEASES

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

Total rent expense for the three months ended March 31, 2015 was $100,524, compared to $12,000 for the three months ended March 31, 2014.

The future minimum lease payments required under long-term operating leases as of March 31, 2015 are as follows:

2015	$286,825
2016	343,751
2017	181,118
2018	75,648
2019 and after	83,454
Total	$970,796

11.       NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable:

Note payable to Blue Acre Ventures, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s residual portfolio	$953,341
Note payable to E-Cig, due in monthly installments of $26,207 beginning October 2014 through September 2015, including interest at 6%, secured by 1,000,000 shares of the Company's common stock owed to the Company by E-Cig	154,528
Note payable to Payment Processing Technologies LLC, due in monthly installments of $26,207 beginning October 2014 through September 2015, including interest at 6%, secured by the Company’s residual portfolio	80,918
Total	1,188,787

Less current portion	(610,376)

Long-term portion of notes payable	$578,411

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

11.       NOTES PAYABLE (Continued)

Future maturities of notes as of March 31, 2015 are as follows:

2015	$507,426
2016	454,628
2017	226,733
Total	$1,188,787

12.       RELATED PARTY TRANSACTIONS

On January 14, 2014, Ruben Azrak, Chairman of the Board and then Interim Chief Executive Officer, advanced the Company $25,000.  This advance bears no interest and does not provide for a specific repayment date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2015 and 2014 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.    Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiary, Securus, which we acquired in April 2014. We are a national full service retail credit/debit card processor Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement our network of approximately 120 to 150 independent sales representatives located throughout the country. Working with the Company's primary processing partner, First Data Corporation, we provide for the rapid clearing of payments, including Apple Pay, a new mobile payment and digital wallet service by Apple Inc. that lets users make payments using the iPhone 6 and iPhone 6 Plus, with the highest level of data security available in the industry. Our merchant account solutions, married with the latest site and cloud based technologies, are designed to meet the unique needs of each business segment serviced, and offer a variety of credit, debit, gift and loyalty card processing options and equipment to scale with the distinctive business plans of each client.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet financing arrangements as of March 31, 2015.

Results of Operations

We acquired Securus in April 2014. As a result of this acquisition, operating results for the three months ended March 31, 2015 and 2014 are not comparable. Virtually all of the changes in the results of operations are due to the inclusion of Securus in the Company’s consolidated operations.

Revenues

During the three months ended March 31, 2015, we had equipment lease revenues of $2,282,117 and transaction and processing fee revenue of $1,153,709 compared to revenues of $21,488 for the three months ended March 31, 2014.

Costs and Expenses

Our operating costs and expenses were $3,880,862 for the three months ended March 31, 2015 as compared to $343,044 for the three months ended March 31, 2014. Cost of sales for 2014 was $518,839 or 22.7% of equipment lease revenue. Outside commissions were $376,760 for the three months ended March 31, 2015 or 11.0% of net revenues. The Company uses independent sales agents for a substantial portion of its business. Salaries and wages were $2,416,732 for the three months ended March 31, 2015 as compared to $203,258 for the three months ended March 31, 2014. Corporate overhead accounted for $477,628 of total costs and expenses. Excluding the corporate overhead, Securus had an operating loss of $46,312 for the three months ended March 31, 2015.

Interest expense

Interest expense was $78,904 for the three months ended March 31, 2015.

Net loss

Our net losses were $523,940 and $321,556 for the three months ended March 31, 2015 and 2014, respectively. Although it is possible we may continue to incur net losses in the future, we currently anticipate that we will be able to achieve profitability during either the third or fourth quarter of 2015.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(40,258)	$(157,086)
Net cash used in investing activities	(77,805)	-
Net cash provided by (used in) financing activities	(74,249)	175,000
Net increase (decrease) in cash	$(192,312)	$17,914

Net cash used in operating activities for the three months ended March 31, 2015 was $40,258 as compared with $157,086 in 2014. Operating losses for the three months ended March 31, 2015 were offset by changes in working capital.

Net cash used by investing activities was $77,805 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014. Capital expenditures were primarily related to improvements in the Company’s information systems.

Net cash used in financing activities was $74,249 for the three months ended March 31, 2015 as compared to $175,000 provided by financing activities for the three months ended March 31, 2014.

As of March 31, 2015, we had cash and cash equivalents of $134,476, total current assets of $594,593 and total current liabilities of $2,768,789.

The Company may seek to raise capital through financing including possible sale of a portion of its residual portfolio in order to improve its liquidity and financial position. There can be no assurances that such financing can be obtained on terms that are acceptable to the Company.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31 2014 filed with the SEC on March 31, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

EXCEL CORPORATION

Dated: May 15, 2015	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: May 15, 2015	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)

