Form 10-Q
period 2015-08-04
Excel Corp
filed 2015-08-14
CIK 1512890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of August 14, 2015, there were 99,259,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$156,656	$326,788
Accounts receivable	244,015	383,657
Prepaid expenses	20,773	46,229
Shares receivable	90,000	90,000
Inventory	2,808	7,119
Total current assets	514,252	853,793

Other Assets
Fixed assets, net of depreciation	330,284	230,632
Goodwill	4,440,355	4,440,355
Other long-term assets	63,444	68,027
Total other assets	4,834,083	4,739,014
Total assets	$5,348,335	$5,592,807

LIABILITIES & STOKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$854,228	$806,981
Accrued compensation	700,810	602,683
Other accrued liabilities	824,309	426,431
Notes payable - current portion	526,258	581,674
Total current liabilities	2,905,605	2,417,769

Long-term liabilities
Notes payable - long term portion	468,632	681,361
Other long-term liabilities	30,009	29,748
Total long-term liabilities	498,641	711,109
Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 2 shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 99,259,070 and 97,259,070 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	9,926	9,726
Additional paid-in capital	4,379,717	4,232,342
Accumulated deficit	(2,445,554)	(1,778,139)
Total stockholders' equity	1,944,089	2,463,929
Total Liabilities and Stockholders' Equity	$5,348,335	$5,592,807

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Equipment lease revenue	$3,435,205	$1,775,221	$5,717,322	$1,796,709
Transaction and processing fees	1,060,225	404,556	2,213,934	404,556
Total revenues	4,495,430	2,179,777	7,931,256	2,201,265

Costs and expenses
Cost of products sold	712,746	344,696	1,231,586	346,233
Salaries and wages	2,773,364	2,026,203	5,190,096	2,229,462
Outside commissions	503,262	301,705	880,022	303,017
Other selling, general, and administrative expenses	581,838	609,595	1,150,368	746,531
Total costs & expenses	4,571,210	3,282,199	8,452,072	3,625,243

Net loss from operations	(75,780)	(1,102,422)	(520,816)	(1,423,978)

Other income
Gain on sale of residual portfolio	-	2,800,000	-	2,800,000
Gain on settlement of debt	-	175,101	-	175,101
Total other income	-	2,975,101	-	2,975,101

Interest expense	67,695	203,385	146,599	203,385

Net income (loss) before income taxes	(143,475)	1,669,294	(667,415)	1,347,738

Income tax expense (benefit)
Current	(53,086)	(573,350)	(246,944)	(573,350)
Deferred	53,086	560,071	246,944	560,071
Total income tax expense (benefit)	-	(13,279)	-	(13,279)

Net income (loss)	$(143,475)	$1,656,015	$(667,415)	$1,334,459

Income (Loss) Per Share
Basic & Diluted	$(0.001)	$0.019	$(0.007)	$0.017

Weighted Average Shares Outstanding
Basic & Diluted	97,918,411	88,983,013	97,590,562	78,357,270

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balances, January 1, 2014		$		$	67,064,892	$6,706	$1,010,947	$(1,341,258)

Issuance of common stock at .09 per share					1,628,570	163	149,837

Issuance of common stock at .30 per share					200,000	20	59,980

Issuance of stock for acquisition of Securus			2		22,400,000	2240	2,537,024

Stock compensation expense					5,465,608	547	278,427

Net income for the period January 1, 2014 - June 30, 2014								1,334,459

Balances, June 30, 2014		$	2	$	96,759,070	$9,676	$4,036,215	$(6,799)

Balances, January 1, 2015		$	2	$	97,259,070	$9,726	$4,232,342	$(1,778,139)

Stock compensation expense					2,000,000	200	147,375

Net loss for the period January 1, 2015 - June 30, 2015								(667,415)

Balances, June 30, 2015		$	2	$	99,259,070	$9,926	$4,379,717	$(2,445,554)

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income (loss)	$(667,415)	$1,334,459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49,004	25,114
Stock based compensation	147,575	278,974
Gain on settlement of debt	-	(175,101)
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	139,642	(101,513)
Inventory	4,311	41,809
Prepaid expenses	25,456	19,554
Other receivables	-	(1,524,167)
Other long-term assets	4,583	(117,500)
Increase (decrease)
Accounts payable	47,247	212,165
Accrued compensation	98,127	206,595
Other accrued liabilities	397,878	91,556
Other long-term liabilities	261	11,959

Net cash provided by operating activities	246,669	303,904

Cash flows from investing activities:
Purchase of fixed assets	(148,656)	(3,282)
Acquisition of Securus	-	34,563

Net cash provided by (used in) investing activities	(148,656)	31,281

Cash flows from financing activities:
Proceeds from issuance of notes payable	100,000	1,600,000
Issuance of common stock	-	210,000
Payments on notes payable	(368,145)	(2,147,497)

Net cash used in financing activities	(268,145)	(337,497)

Net decrease in cash	(170,132)	(2,312)

Cash – Beginning	326,788	8,328

Cash – Ending	$156,656	$6,016

Supplemental disclosure of cash flow information
Cash paid for interest	$67,695	$206,778

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015
Unaudited

1.         ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized on November 13, 2010 as a Delaware corporation.  The Company has two wholly owned subsidiaries, Excel Business Solutions, Inc., and Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”).

The Company had been considered a development stage company as defined by FASB ASC 915-205-45-6. However, on April 21, 2014, the Company acquired 100% of the membership interests of Payprotec Oregon LLC (d/b/a Securus Payments) (see note 8). Following this transaction, the Company ceased to be a development stage company. The Company is currently devoting substantially all of its efforts to providing services in the merchant payment processing industry.

The Company provides payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants that accept credit cards, debit cards, checks, and other non-cash forms of payment. In addition, the Company provides leases for point of sale and similar processing equipment to merchants which are in turn sold to a third party.    In June 2015 our subsidiary Excel Business Solutions began selling merchant cash advances under the trade name Mom and Pop Merchant Solutions “Mom and Pop”.  Mom and Pop operates as an ISO and does not directly fund any advances. The impact of Mom and Pop on the Company’s results of operations and financial position for the quarter ended June 30, 2015 was not material.

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

Excel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015
Unaudited

3.         FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into six broad levels, as described below:

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

5.         INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2015, the Company had available unused operating loss carryforwards of $2,376,158 which generated a deferred tax benefit of $879,178. The Company had a 100% valuation allowance on the deferred tax assets at June 30, 2015.

Excel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015
Unaudited

5.         INCOME TAXES (Continued)

The Company’s provision for income taxes for the six months ended June 30, 2015 consists of the following:

Income Tax Expense	Six months Ended June 30, 2015
Current	$(246,944)
Deferred	246,944
Total	$-

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

6. STOCKHOLDERS’ EQUITY

On April 21, 2014 the Company issued two shares of Series A Preferred Stock to the two previous members of Payprotec. As long as a former member holds at least 9,000,000 shares of the Company’s common stock, the member has the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Payprotec upon a change of control in Payprotec (as defined).

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

On August 28, 2014, the Company issued options to purchase a total of 1,000,000 shares of the Company’s Common Stock at an exercise price of $.09 per share. The options are exercisable for a ten year period subject to certain restrictions. The shares vest ratably over 36 months. The following table summarizes the Company’s stock options.

Options outstanding	1,000,000
Vested	277,778
Unvested	722,222

On May 13, 2014, The Company issued 2,732,804 shares of the Company’s Common Stock to each of two executives in connection with their employment agreements. One third of the shares vested upon grant and the balance vest ratably over a two-year period.

On June 1, 2015, the Company issued 2,000,000 shares of stock to an executive.  500,000 of the shares vested upon grant and an additional 500,000 will vest on June 1, 2016, 2017, and 2018.  The Company recorded stock compensation expense in the amount of $147,575 for the six months ended June 30, 2015 related to the stock grants and issuance of stock options.

Excel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015
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
June 30, 2015
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

Selected Pro Forma Financial Information	Six months ended June 30, 2014
Revenues	$6,256,665
Net income attributable to the Company	$724,635
Net income attributable to the Company per common share - basic and diluted	$.009

9.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2015:

June 30, 2015
Computer software	$168,266
Equipment	162,524
Furniture & fixtures	83,299
Leasehold improvements	118,882
Total cost	532,971
Less accumulated depreciation and amortization	(202,687)
Property and equipment – net	$330,284

Excel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015
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

Total rent expense for the six months ended June 30, 2015 was $202,808, compared to $87,186 for the six months ended June 30, 2014.

The future minimum lease payments required under long-term operating leases as of June 30, 2015 are as follows:

2015	$189,520
2016	343,751
2017	181,118
2018	75,648
2019 and after	83,454
Total	$873,491

11.       NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable:

Note payable to Blue Acre Ventures, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s primary residual portfolio	$868,441
Note payable to E-Cig, due in monthly installments of $26,207 beginning October 2014 through September 2015, including interest at 6%, secured by 1,000,000 shares of the Company's common stock owed to the Company by E-Cig	75,000
Note payable to Payment Processing Technologies LLC, due in monthly installments of $10,653 beginning January 2015 through October 2015, including interest at 14%, secured by the Company’s residual portfolio with Payment Processing Technologies LLC	51,449
Total	994,890

Less current portion	(526,258)

Long-term portion of notes payable	$468,632

Excel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015

11.       NOTES PAYABLE (Continued)

Future maturities of notes as of June 30, 2015 are as follows:

2015	$313,529
2016	454,628
2017	226,733
Total	$994,890

12.       RELATED PARTY TRANSACTIONS

On January 14, 2014, Ruben Azrak, Chairman of the Board and then Interim Chief Executive Officer, advanced the Company $25,000.  This advance bears no interest and does not provide for a specific repayment date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the six months ended June 30, 2015 and 2014 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.    Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiary, Securus, which we acquired in April 2014. We are a national full service retail credit/debit card processor Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement our network of approximately 120 to 150 independent sales representatives located throughout the country. Working with the Company's primary processing partner, First Data Corporation, we provide for the rapid clearing of payments, including Apple Pay, a mobile payment and digital wallet service by Apple Inc. that lets users make payments using the iPhone 6 and iPhone 6 Plus. Our merchant account solutions, married with the latest site and cloud based technologies, are designed to meet the unique needs of each business segment serviced, and offer a variety of credit, debit, gift and loyalty card processing options and equipment to scale with the distinctive business plans of each client. In June 2015, our subsidiary Excel Business Solutions began selling merchant cash advances under the trade name Mom and Pop Merchant Solutions “Mom and Pop”.  Mom and Pop operates as an ISO and does not directly fund any advances. The impact of Mom and Pop on the Company’s results of operations and financial position for the quarter ended June 30, 2015 was not material.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet financing arrangements as of June 30, 2015.

Results of Operations

We acquired Securus in April 2014. As a result of this acquisition, operating results for the three and six months ended June 30, 2015 and 2014 are not directly comparable. The quarter ended June 30, 2014 included 70 days of operations for Securus as opposed to 91 days in 2015. The six months ended June 30, 2014 included 161 days of operations for Securus as opposed to 182 days for the 2015 period.

Revenues

Net revenues for the three month and six month periods ended June 30, 2015 were $4,495,430 and $7,931,256 as compared to net revenues of $2,179,777 and $2,201,265 for the three and six month periods ended June 30, 2014. The increase in net revenues of 206.2% for the three months ended June 30, 2015 as compared to June 2014 was due not only to a full quarters of operations in 2015 but also to significantly higher equipment lease volume in the 2015 period as well as higher transaction and processing fees earned during the 2015 period.

Costs and Expenses

Our operating costs and expenses were $4,571,210 and $8,452,072 for the three and six months ended June 30, 2015 as compared to $3,282,199 and $3,625,243 for the three and six months ended June 30, 2014. Cost of products sold for the three and six months ended June 30, 2015 were 20.7% and 21.5% of equipment lease revenues respectively as compared to 19.4% and 19.3% of equipment lease revenues for the same periods in 2014. The increase in cost of products sold as a percentage of equipment lease revenues was due to increased sales of more sophisticated point of sale units. Outside commissions increased from $301,705 to $503,262 for the three month period ended June 30, 2015 as compared to the same period in 2014 but declined as a percentage of net revenue from 13.8% to 11.2%. For the six months ended June 30, 2015 outside commission expenses were $880,022 and remained fairly consistent at 11.1% of net revenues as compared to $303,017 or 13.8% of net revenues for the same period in 2014. The Company uses independent sales agents for a substantial portion of its business. Salaries and wages were $2,773,364 and $5,190,096 for the three and six months ended June 30, 2015 as compared to $2,026,203 and $2,229,462 for the three and six months ended June 30, 2014. The increase for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 of 36.9% was due to the variable compensation associated with the increased sales volume as well as a full three months operations for Securus. Other selling, general, and administrative expenses were $581,838 and $1,150,368 for the three and six months ended June 30, 2015 as compared to $609,595 and $746,531 for the three months and six months ended June 30, 2014. For the three and six months ended June 30, 2015, other selling, general, and administrative expenses included a one-time charge of $160,000 for a litigation settlement with a former executive of the Company. Corporate overhead accounted for $1,058,359 and $1,331,136 of total costs and expenses for the six months ended June 30, 2015 and 2014 respectively.

Other Income

On June 30, 2014, the Company and Payprotec entered into a refinancing pursuant to a Settlement and Release (“Settlement Agreement”) with E-Cig Ventures LLC (“E-Cig”) whereby the Company exercised an option to repurchase $200,000 of monthly residuals sold to E-Cig Ventures LLC (“E-Cig”) on January 28, 2014. The Company paid $2,400,000 cash and issued a note in favor of E-Cig in the amount of $300,000 in return for settling all amounts due under the Residual Purchase Agreement executed by Securus and E-Cig. In addition, upon final payment of the $300,000 note to E-Cig, E-Cig shall surrender 1,000,000 shares of the Company’s Common Stock previously issued to E-Cig in connection with the Company’s purchase of E-Cig’s 10% membership interest in Securus on April 21, 2014. The note to E-Cig bears interest at 6% per annum and is due in 12 equal monthly payments starting on October 1, 2014. The Company recorded a one-time gain of $175,101 in connection with this transaction. Simultaneously with the Settlement Agreement referred to above, the Company and Securus executed new financing arrangements with Blue Acre Ventures (“BAV”) including a Portfolio Purchase Agreement whereby Securus sold monthly residuals in the amount of $100,000 for a cash payment of $2,800,000 and the ability to receive additional payments totaling $400,000 over the next three years. The Company recorded a one-time gain in the amount of $2,800,000 in connection with this transaction.

Interest expense

Interest expense was $67,695 and $146,599 for the three months and six months ended June 30, 2015 as compared to $203,385 for the three months and six months ended June 30, 2014.  The higher interest expense in the 2014 periods was primarily due to the transaction with E-Cig executed by Payprotec in January 2014, which was refinanced on June 30, 2014 as described above.

Net loss from operations

Net loss from operations decreased from $1,102,422 for the three months ended June 30, 2014 to $75,780 for the three month ended June 30, 2015. The significant decrease in the operating loss of $1,026,642 was due primarily to improved sales volume and operating margins at Securus. For the six months ended June 30, 2015, net loss from operations decreased from $1,423,978 to $520,816. Excluding corporate overhead, Securus had operating income of $437,256 and $390,944 for the three months and six months ended June 30, 2015.

Our net losses were $143,475 and $667,415 for the three and six months ended June 30, 2015 respectively. Net income was $1,656,015 and $1,334,459 for the three and six months ended June 30, 2014, respectively. Net income for the 2014 periods was the result of the $2,800,000 gain on the sale of the monthly residuals and the $175,101 gain on the settlement of debt described above which more than offset the operating losses incurred in the 2014 periods.

             It is possible we may continue to incur net losses in the future.  However, we currently anticipate that we will be able to achieve profitability during either the third or fourth quarter of 2015.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Six months ended June 30,
	2015	2014
Net cash provided operating activities	$246,669	$303,904
Net cash provided by (used in) investing activities	(148,656)	31,281
Net cash used in financing activities	(268,145)	(337,497)
Net decrease in cash	$(170,132)	$(2,312)

Net cash provided by operating activities for the six months ended June 30, 2015 was $246,669 as compared with $303,904 in 2014.

Net cash used  in investing activities was $148,656 for the six months ended June 30, 2015 as compared to $31,281 provided by investing activities for the six months ended June 30, 2014. Capital expenditures were primarily related to improvements in the Company’s information systems.

Net cash used in financing activities was $268,145 for the six months ended June 30, 2015 as compared to $337,497 for the six months ended June 30, 2014.

As of June 30, 2015, we had cash and cash equivalents of $156,656, total current assets of $514,252 and total current liabilities of $2,905,605.

The Company may seek to raise capital through  the sale of debt or equity securities or a possible sale of a portion of its residual portfolio in order to improve its liquidity and financial position. There can be no assurances that such financing can be obtained on terms that are acceptable to the Company.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. The accompanying unaudited consolidated financial statements reflect the results of operations, financial position and cash flows of the Company, and include the accounts of the Company and subsidiaries, after elimination of all intercompany transactions in the consolidation.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31 2014 filed with the SEC on March 31, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem not material may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. OTHER INFORMATION

None

ITEM 3. EXHIBITS

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

EXCEL CORPORATION

Dated: August 14, 2015	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr.
Chief Executive Officer
(Principal executive officer)

Dated: August 14, 2015	By:	/s/ Robert L. Winspear
Robert L. Winspear
Chief Financial Officer
(Principal financial and accounting officer)