Form 10-Q
period 2015-09-30
Excel Corp
filed 2015-11-16
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of November 16, 2015, there were 99,259,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$222,165	$326,788
Accounts receivable	412,879	383,657
Prepaid expenses	9,964	46,229
Shares receivable	90,000	90,000
Inventory	2,415	7,119
Total current assets	737,423	853,793

Other Assets
Fixed assets, net of depreciation	318,963	230,632
Goodwill	4,440,355	4,440,355
Other long-term assets	61,153	68,027
Total other assets	4,820,471	4,739,014
Total assets	$5,557,894	$5,592,807

LIABILITIES & STOKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,301,946	$806,981
Accrued compensation	1,000,525	602,683
Other accrued liabilities	835,694	426,431
Notes payable-current portion	447,277	581,674
Total current liabilities	3,585,442	2,417,769

Long-term liabilities
Notes payable - long-term portion	351,565	681,361
Other long-term liabilities	31,966	29,748
Total long-term liabilities	383,531	711,109

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 2 shares issued and outstanding as of September 30, 2015 and December 31, 2014.	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 99,259,070 and 97,259,070 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	9,926	9,726
Additional paid-in capital	4,450,504	4,232,342
Accumulated deficit	(2,871,509)	(1,778,139)
Total stockholders' equity	1,588,921	2,463,929
Total Liabilities and Stockholders' Equity	$5,557,894	$5,592,807

See accompanying notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Equipment lease revenue	$2,889,381	$2,768,930	$9,093,792	$4,644,546
Transaction and processing fees	1,060,224	725,366	3,274,158	1,129,922
Other revenue	21,623	-	21,623	-
Total revenues	3,971,228	3,494,296	12,389,573	5,774,468

Costs and expenses
Cost of products sold	877,992	689,171	2,596,666	1,114,312
Payroll	2,631,657	2,557,227	7,821,752	4,786,689
Outside commissions	322,957	589,379	1,202,980	892,396
Other selling, general, and administrative expenses	497,803	673,946	1,648,172	1,420,477
Total costs and expenses	4,330,409	4,509,723	13,269,570	8,213,874

Net loss from operations	(359,181)	(1,015,427)	(879,997)	(2,439,406)

Other income
Gain on sale of residual portfolio	-	-	-	2,800,000
Gain on settlement of debt	-	-	-	175,101
Total other income	-	-	-	2,975,101

Interest expense	66,773	111,354	213,373	314,739

Net income (loss) before income taxes	(425,954)	(1,126,781)	(1,093,370)	220,956

Income tax expense (benefit)
Current	(157,603)	(381,258)	(404,547)	(81,297)
Deferred	157,603	394,537	404,547	81,297
Total income tax expense	-	13,279	-	-

Net income (loss)	$(425,954)	$(1,113,502)	$(1,093,370)	$220,956

Earnings (Loss) Per Share
Basic & Diluted	$(0.004)	$(0.012)	$(0.011)	$0.003

Weighted Average Shares Outstanding
Basic & Diluted	99,259,070	96,759,070	98,152,843	84,558,609

See accompanying notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balances, January 1, 2014		$		$	67,064,892	$6,706	$1,010,947	$(1,341,258)

Issuance of common stock at .09 per share					1,628,570	163	149,837

Issuance of common stock at .30 per share					200,000	20	59,980

Issuance of stock for acquisition of Securus			2		22,400,000	2240	2,537,024

Stock Compensation Expense					5,465,608	547	356,818

Net income for the period January 1, 2014 - September 30, 2014								220,956

Balances, September 30, 2014		$	2	$	$96,759,070	$9,676	$4,114,606	$(1,120,302)

Balances, January 1, 2015		$	2	$	$97,259,070	$9,726	$4,232,342	$(1,778,139)

Stock Compensation Expense					2,000,000	200	218,162

Net loss for the period January 1, 2015 - September 30, 2015								(1,093,370)

Balances, September 30, 2015		$	2	$	99,259,070	$9,926	$4,450,504	$(2,871,509)

See accompanying notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income (loss)	$(1,093,370)	$220,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	75,325	51,951
Stock based compensation	218,362	357,365
Gain on settlement of debt	-	(175,101)
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	(29,222)	(121,265)
Inventory	4,704	45,510
Prepaid expenses	36,265	(37,700)
Other long-term assets	6,874	(132,847)
Increase (decrease)
Accounts payable	494,965	105,322
Accrued compensation	397,842	338,208
Other accrued liabilities	409,263	122,878
Other long-term liabilities	2,218	(3,062)

Net cash provided by operating activities	523,226	772,215

Cash flows from investing activities:
Purchase of fixed assets	(163,656)	(31,367)
Disposal of fixed assets	-	45,816
Acquisition of Securus	-	34,563

Net cash provided by (used in) investing activities	(163,656)	49,012

Cash flows from financing activities:
Issuance of notes	100,000	1,600,000
Issuance of common stock	-	210,000
Note and debt payments	(564,193)	(2,274,612)

Net cash used in financing activities	(464,193)	(464,612)

Net increase (decrease) in cash	$(104,623)	$356,615

Cash - Beginning	$326,788	$8,328

Cash - Ending	$222,165	$364,943

Supplemental disclosure of cash flow information
Cash paid for interest	66,773	314,739

See accompanying notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized on November 16, 2010 as a Delaware corporation.  The Company has two wholly owned subsidiaries, Excel Business Solutions, Inc., and Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”).

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

The Company provides payment processing services, which include credit and debit card processing, check approval, and ancillary processing equipment and software services to merchants that accept credit cards, debit cards, checks, and other non-cash forms of payment. In addition, the Company provides leases for point of sale and similar processing equipment to merchants which are in turn sold to a third party. In June 2015 our subsidiary, Excel Business Solutions, began selling merchant cash advances under the trade name Mom and Pop Merchant Solutions “Mom and Pop”.  Mom and Pop operates as an ISO and does not directly fund any advances. The impact of Mom and Pop on the Company’s results of operations and financial position for the quarter ended September 30, 2015 was not material.

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

September 30, 2015

Unaudited

3.	FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into nine broad levels, as described below:

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

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2015, the Company had available unused operating loss carryforwards of $2,101,627 which generated a deferred tax benefit of $777,602. The Company had a 100% valuation allowance on the deferred tax assets at September 30, 2015.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

5.	INCOME TAXES (Continued)

The Company’s provision for income taxes for the nine months ended September 30, 2015 consists of the following:

Income Tax Expense (Benefit)	Nine months Ended September 30, 2015
Current	$(404,547)
Deferred	404,547
Total	$—

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

On April 21, 2014, the Company issued two shares of Series A Preferred Stock to the two previous members of Payprotec. As long as a former member holds at least 9,000,000 shares of the Company’s common stock, the member has the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Payprotec upon a change of control in Payprotec (as defined).

7.	STOCK OPTIONS AND COMPENSATION

On November 16, 2010, the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation.  The maximum shares of common stock which may be issued over the term of the plan shall not exceed 4,000,000 shares.  Awards under this plan are made by the Board of Directors or a committee of the Board.  Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s Common Stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant.  Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator.  However, no option shall have a term in excess of 10 years from the date of the grant.

On August 28, 2014, the Company issued options to purchase a total of 1,000,000 shares of the Company’s Common Stock at an exercise price of $.09 per share. The options are exercisable for a ten-year period subject to certain restrictions. The shares vest ratably over 36 months. The following table summarizes the Company’s stock options.

Options outstanding	1,000,000
Vested	361,111
Unvested	638,889

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

The Company recorded stock compensation expense in the amount of $218,362 for the nine months ended September 30, 2015 related to the stock grants and issuance of stock options.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

9.	FIXED ASSETS

Property and equipment consists of the following as of September 30, 2015:

Computer software	$183,266
Equipment	162,524
Furniture & fixtures	83,299
Leasehold improvements	118,882
Total cost	547,971
Less accumulated depreciation and amortization	(229,008)
Fixed assets – net	$318,963

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

10.	LEASES

Securus leases its Oregon office facilities under an operating lease expiring in June 2019. Monthly lease payments range from $18,824 to $24,795 throughout the term of the lease.

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

Total rent expense for the nine months ended September 30, 2015 was $309,166, compared to $176,359 for the nine months ended September 30, 2014.

The future minimum lease payments required under long-term operating leases as of September 30, 2015 are as follows:

2015	$145,948
2016	412,403
2017	361,010
2018	369,558
2019 and after	232,224
Total	$1,521,143

11.	NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable:

Note payable to Blue Acre Ventures, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s primary residual portfolio	$777,903
Note payable to Payment Processing Technologies LLC, due in monthly installments of $10,653 beginning January 2015 through October 2015, including interest at 14%, secured by the Company’s residual portfolio with Payment Processing Technologies LLC	20,939
Total	798,842
Less current portion	(447,277)
Long-term portion of notes payable	$351,565

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

11.	NOTES PAYABLE (Continued)

Future maturities of notes as of September 30, 2015 are as follows:

2015	$117,481
2016	454,628
2017	226,733
Total	$798,842

12.	RELATED PARTY TRANSACTIONS

On January 14, 2014, Ruben Azrak, Chairman of the Board and then Interim Chief Executive Officer, advanced the Company $25,000.  This advance bears no interest and does not provide for a specific repayment date.

13.	SUBSEQUENT EVENTS

Portfolio Purchase Agreement

On October 15, 2015, the Company entered into a new Portfolio Purchase Agreement with SME Funding, LLC (“SME”) whereby Payprotec sold $22,259 of its monthly residuals for an immediate cash payment of $445,180. This will be recognized as a gain on the Company’s Statements of Operations in the fourth quarter 2015. Payprotec had a note payable to Payment Processing Technologies, LLC for a portion of the residual portfolio sold. The note balance of $20,939 at execution date was paid in full using the proceeds from the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.    Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.   We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiary, Securus, which we acquired in April 2014. We are a national full service retail credit/debit card processor Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement our network of approximately 120 to 150 independent sales representatives located throughout the country. Working with the Company's primary processing partner, First Data Corporation, we provide for the rapid clearing of payments, including Apple Pay, a mobile payment and digital wallet service by Apple Inc. that lets users make payments using the iPhone 6 and iPhone 6 Plus. Our merchant account solutions, combined with the latest site and cloud based technologies, are designed to meet the unique needs of each business segment serviced, and offer a variety of credit, debit, gift and loyalty card processing options and equipment to scale with the distinctive business plans of each client. In June 2015, our subsidiary, Excel Business Solutions, began selling merchant cash advances under the trade name Mom and Pop Merchant Solutions “Mom and Pop”.  Mom and Pop operates as an ISO and does not directly fund any advances. The impact of Mom and Pop on the Company’s results of operations and financial position for the quarter ended September 30, 2015 was not material.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet financing arrangements as of September 30, 2015.

Results of Operations

We acquired Securus in April 2014. As a result of this acquisition, operating results for the nine months ended September 30, 2015 and 2014 are not directly comparable. The nine months ended September 30, 2014 included 162 days of operations for Securus as opposed to 273 days for the 2015 period.

Revenues

Net revenues for the three month and nine month periods ended September 30, 2015 were $3,971,228 and $12,389,573 as compared to net revenues of $3,494,296 and $5,774,468 for the three and nine month periods ended September 30, 2014. The increase in net revenues of 114.6% for the nine months ended September 30, 2015 as compared to September 2014 was due not only to a full three quarters of operations in 2015 but also to significantly higher equipment lease volume in the 2015 period as well as higher transaction and processing fees earned during the 2015 period.

Costs and Expenses

Our operating costs and expenses were $4,330,409 and $13,269,570 for the three and nine months ended September 30, 2015 as compared to $4,509,723 and $8,213,874 for the three and nine months ended September 30, 2014. Cost of products sold for the three and nine months ended September 30, 2015 were 30.4% and 28.6% of equipment lease revenues respectively as compared to 24.9% and 24.0% of equipment lease revenues for the same periods in 2014. The increase in cost of products sold as a percentage of equipment lease revenues was due to increased sales of more sophisticated point of sale units. Outside commissions decreased from $589,379 to $322,957 for the three month period ended September 30, 2015 as compared to the same period in 2014 and significantly declined as a percentage of net revenue from 16.9% to 8.1%. For the nine months ended September 30, 2015 outside commission expenses were $1,202,980 or 9.7% of net revenues as compared to $892,396 or 15.5% of net revenues for the same period in 2014. The decrease in outside commissions as a percentage of revenue is due to lower percentage of the Company’s sales being generated by independent sales agents. The Company uses independent sales agents for a substantial portion of its business. Salaries and wages were $2,631,657 and $7,821,752 for the three and nine months ended September 30, 2015 as compared to $2,557,227 and $4,786,689 for the three and nine months ended September 30, 2014. Other selling, general, and administrative expenses were $497,803 and $1,648,172 for the three and nine months ended September 30, 2015 as compared to $673,946 and $1,420,477 for the three months and nine months ended September 30, 2014. For the nine months ended September 30, 2015, other selling, general, and administrative expenses included a one-time charge of $258,367 for a litigation settlement with a former executive of the Company. Corporate overhead accounted for $1,510,899 and $1,928,832 of total costs and expenses for the nine months ended September 30, 2015 and 2014, respectively.

Other Income

On September 30, 2014, the Company and Payprotec entered into a refinancing pursuant to a Settlement and Release (“Settlement Agreement”) with E-Cig Ventures LLC (“E-Cig”) whereby the Company exercised an option to repurchase $200,000 of monthly residuals sold to E-Cig Ventures LLC (“E-Cig”) on January 28, 2014. The Company paid $2,400,000 cash and issued a note in favor of E-Cig in the amount of $300,000 in return for settling all amounts due under the Residual Purchase Agreement executed by Securus and E-Cig. In addition, upon final payment of the $300,000 note to E-Cig, E-Cig shall surrender 1,000,000 shares of the Company’s Common Stock previously issued to E-Cig in connection with the Company’s purchase of E-Cig’s 10% membership interest in Securus on April 21, 2014. The note to E-Cig bears interest at 6% per annum and is due in 12 equal monthly payments starting on October 1, 2014. The Company recorded a one-time gain of $175,101 in connection with this transaction. Simultaneously with the Settlement Agreement referred to above, the Company and Securus executed new financing arrangements with Blue Acre Ventures (“BAV”) including a Portfolio Purchase Agreement whereby Securus sold monthly residuals in the amount of $100,000 for a cash payment of $2,800,000 and the ability to receive additional payments totaling $400,000 over the next three years. The Company recorded a one-time gain in the amount of $2,800,000 in connection with this transaction.

Interest expense

Interest expense was $66,773 and $213,373 for the three months and nine months ended September 30, 2015 as compared to $111,354 and $314,739 for the three months and nine months ended September 30, 2014. The higher interest expense in the 2014 periods was primarily due to the transaction with E-Cig executed by Payprotec in January 2014, which was refinanced on September 30, 2014 as described above.

Net loss from operations

Net loss from operations decreased from $1,015,427 for the three months ended September 30, 2014 to $359,181 for the three month ended September 30, 2015. The significant decrease in the operating loss of $656,246 was due primarily to improved sales volume and operating margins at Securus. For the nine months ended September 30, 2015, net loss from operations decreased from $2,439,406 to $879,997. Excluding corporate overhead, Securus had operating income of $90,831 and $481,772 for the three months and nine months ended September 30, 2015.

Our net losses were $425,954 and $1,093,370 for the three and nine months ended September 30, 2015, respectively. Our net loss was $1,113,502 and net income was $220,956 for the three and nine months ended September 30, 2014. Net income for the nine month period in 2014 was the result of a $2,800,000 gain on the sale of the monthly residuals and a $175,101 gain on the settlement of debt described above which more than offset the operating losses incurred during that period.

It is possible we may continue to incur net losses in the future.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Nine months ended September 30,
	2015	2014
Net cash provided operating activities	$523,226	$772,215
Net cash provided by (used in) investing activities	(163,656)	49,012
Net cash used in financing activities	(464,193)	(464,612)
Net increase (decrease) in cash	$(104,623)	$356,615

Net cash provided by operating activities for the nine months ended September 30, 2015 was $523,226 as compared with $772,215 in 2014.

Net cash used in investing activities was $163,656 for the nine months ended September 30, 2015 as compared to $49,012 provided by investing activities for the nine months ended September 30, 2014. Capital expenditures were primarily related to improvements in the Company’s information systems.

Net cash used in financing activities was $464,193 for the nine months ended September 30, 2015 as compared to $464,612 for the nine months ended September 30, 2014.

As of September 30, 2015, we had cash and cash equivalents of $222,165, total current assets of $737,423 and total current liabilities of $3,585,442.

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

Revenue Recognition

The Company’s revenue is derived from the sale of equipment leases of point of sale terminals and systems used to process credit and debit transactions. The Company records revenue when the sales process with respect to terminals and point of sale equipment is substantially complete.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXCEL CORPORATION

Dated: November 16, 2015	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr.
Chief Executive Officer
(Principal executive officer)

Dated: November 16, 2015	By:	/s/ Robert L. Winspear
Robert L. Winspear
Chief Financial Officer
(Principal financial and accounting officer)