Form 10-K
period 2015-12-31
Excel Corp
filed 2016-04-13
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of Common Stock held by non-affiliates as of April 12, 2016 was 59,579,794 shares, all of one class of common stock, par value $0.0001 per share, having an aggregate market value of approximately $2,978,990 based upon the closing price of registrant’s common stock on such date of $0.05 per share as quoted on the OTCQB Market. For purposes of the foregoing calculation, all directors, executive officers, and 5% beneficial owners have been deemed to be affiliates.

As of April 12, 2016, there were 98,259,070 shares of common stock, par value $0.0001 per share, outstanding.

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

Introduction

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, Payprotec Oregon, LLC d/b/a Securus Payments (“Securus”) and eVance Processing Inc. (“eVance”). Securus operates as a national retail Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement our network of approximately 120-150 independent sales representatives located throughout the country. Securus services approximately 5,000 merchants across the country using First Data Corporation as its primary processing partner. eVance utilizes multiple processing partners including TSYS, Cynergy, Elavon, First Data Corporation and others. These relationships allow us to provide rapid clearing of payments, using traditional terminals, POS systems and mobile applications, including Apple Pay, Samsung Pay and Android Pay. Our merchant account solutions, combined with the latest site and cloud based technologies, are designed to meet the unique needs of our over 10,000 merchant customers across the U.S.

Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We also operate as a wholesale ISO generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. eVance also intends to acquire ISO debit and credit processing residual revenue streams paid by transaction processors to ISOs. eVance’s U.S. merchant residual portfolios, comprise over 5,000 traditional retail and e-commerce merchant accounts and several residual revenue portfolios.

During 2015, we began selling merchant cash advances through our Excel Business Solutions Inc. subsidiary, doing business as Securus Cash and Capital. We act as an ISO selling alternative financing and working capital solutions to small and medium sized businesses using a variety of third party funding sources. As an ISO we do not provide capital directly or take credit risk. We earn commissions from capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs or assets.

Prior to the acquisition of Securus in April of 2014, we were considered a developmental stage company. With the acquisition of Securus, we are no longer in a development stage and maintain as our primary business operations the sale of merchant processing and servicing, as well as a limited number of merchant cash advance transactions on behalf of our merchant customers. We are actively seeking additional acquisition opportunities including, but not limited to, merchant services and residual revenue portfolios. Although management believes that there are multiple acquisition opportunities, there can be no assurance that we will be able to complete any such transactions.

Corporate History

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation. The Company has three wholly owned subsidiaries, eVance Processing Inc., Excel Business Solutions, Inc., and Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”).

On February 17, 2014 the Company entered into a Securities Exchange Agreement (the “SEA”) with Securus, Mychol Robirds and Steven Lemma, to purchase 90% of the membership interests of Securus and its subsidiary Securus Consultants, LLC. On April 21, 2014 the Company completed the acquisition of 100% of Securus pursuant to the SEA and through a Securities Exchange Agreement (“E-Cig Agreement) with E-Cig Ventures LLC. The Company issued 22,400,000 shares of common stock for the acquisition of Securus. In addition, the Company issued one shares of Series A Preferred Stock to each of Messrs. Lemma and Robirds as a part of the SEA. As holders of the Series A Preferred Stock, each of Messrs. Lemma and Robirds are entitled to exchange one share of the Series A Preferred Stock for a 24.5% interest in Securus should the Company enter into a transaction that would sell a majority of the membership interest of Securus or its assets. Messrs. Lemma and Robirds will be entitled to these exchange rights as long as they own a total of 9,000,000 shares of our common stock individually.

On November 30, 2015, eVance Processing Inc. (“eVance”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Calpian, Inc. (“Calpian”), Calpian Residual Acquisition, LLC (“CRA”) and Calpian Commerce, Inc., a wholly owned subsidiary of Calpian (“CCI,” and collectively with Calpian and CRA, the “Sellers”). Pursuant to the Purchase Agreement, eVance acquired substantially all of the U.S. assets and operations of the Sellers. In consideration for the acquired assets, eVance assumed certain of the Sellers’ liabilities, including an aggregate of $8,279,916 of notes payable and certain of the Sellers’ outstanding contractual obligations.

The Company’s primary operations focus on the merchant processing and servicing business as a single source provider for virtually all types of merchant payment processing needs. The Company operates nationally as an Independent Sales Organization (“ISO”) and Merchant Services Provider (“MSP”), using its own fully integrated sales and marketing teams and systems to promote such services. The Company’s Securus operation maintains primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida. The Company’s eVance operation is located in Alpharetta, Georgia and operates as a wholesale ISO. Through Securus and eVance the Company offers merchant account processing solutions, together with the latest physical site and cloud-based technologies, designed to meet the unique needs of each industry segment the Company services, and offer a variety of credit, debit, gift, and loyalty card processing options and equipment to scale with the distinctive business plans of each client. The Company intends to utilize the sales and distribution capabilities of Securus to augment the wholesale pricing and infrastructure of eVance to generate increased profits for the Company.

The Industry, The payment processing industry provides merchants with credit, debit, gift, and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards, and advances in payment processing and telecommunications technology. According to The Nilson Report dated February 2016, combined consumer and commercial credit, debit, and prepaid cards generated $3.95 trillion in purchase volume in 2015, up 8.8% from 2014. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology and security initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

The detailed network of a credit card transaction includes several aspects: credit card associations (e.g.Visa and MasterCard); card issuers; merchants; merchant acquirers; processors; the consumers who are buying the goods; and merchants that are selling them. The card issuers distribute cards to consumers, bill them, and collect payment from them. The processor is responsible for delivering the transaction to the appropriate card issuer so that the customer is billed and the merchant receives funds for the purchase. The merchant acquirer recruits merchants to accept cards and provides the front-end service of routing the transaction to the network’s processing facilities. Merchant acquirers often delegate the actual processing to third-party service providers.

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

We anticipate the uptrend in credit card use to continue. As consumers age, we expect that they will continue to use the payment technology to which they have grown accustomed. Young consumers have become accustomed to using bankcards and other electronic payment methods for purchase including the growing use of mobile payments through cellphones and tablets. As these consumers, who have witnessed the wide adoption of card products, technology and the Internet, comprise a greater percentage of the population and increasingly enter the work force, it can be expected that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending.

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

Market researchers expect dramatic growth in card-not-present transactions due to the rapid growth of the Internet. According to Forrester Research, US online sales were $341.7 billion in 2015 and projected to be $523 billion by 2020. This growth is based on the continued shift of sales away from traditional brick and mortar stores to online and catalog purchases and the trend is projected to continue. Furthermore, where concerns around secure transactions had once been in the forefront, as those concerns continue to subside, the reluctance to use bankcards will further diminish and the uptrend in bankcard volume will likely be bolstered.

Sales and Marketing, At Securus, our sales and marketing efforts consist of extensive in-house direct sales and marketing teams, combined with a large, national external sales and distribution network of Company-branded independent sales agents. We generate leads using in-house telemarketing personnel in our Portland Oregon and West Palm Beach Florida sales offices. Utilizing our customized Customer Relationship Management or CRM software, these leads are forwarded to either outside independent sales agents or our internal sales teams. We believe that our ability to continue to generate effective leads is critical to our success in attracting and retaining independent sales agents and ultimately our sales growth. Securus uses a network of approximately 120 to 150 independent sales agents throughout the United States as its primary sales force. eVance markets directly to small and medium size businesses and contracts with smaller ISO or independent agents who operate in a similar manner as Securus for their sales.

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

Material Customers, The Company utilizes First Data Corporation (“First Data”) for its processing services and leasing, First Data accounted for 81% of consolidated revenues of $17,599,332 for the year ended December 31, 2015. Securus has a preferred marketing agreement with First Data and Wells Fargo to represent Wells Fargo and First Data as an ISO. This agreement expires February 28, 2017. With eVance’s acquisition of Calpian’s US assets, the Company now intends to begin utilizing the wholesale platforms of eVance for Securus’s sales leads.

Employees

As of March 15, 2016, we have 122 full-time employees. 4 of these employees are located in our corporate offices in Irving, Texas, 100 are employed by Securus, 14 are employed by eVance, and 4 are employed by Excel Business Solutions. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Licensing Business

Prior to the acquisition of Securus, we were focused on bringing national and international brands to the retail marketplace. Our objective was to develop a diversified portfolio of iconic consumer brands by creating and facilitating relationships between Licensors and retail businesses, wholesale businesses, manufacturers, etc. (“Licensees”) who would sell products under the Licensor’s brand. We do not currently have any operations in the licensing business and do not expect to develop or expand upon the previous licensing business, which does not have significant assets or operations.

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

Our business strategy includes additional acquisitions. We may not be able to successfully identify and close any such acquisitions or successfully integrate them into our business.

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

We rely on various financial institutions and transaction processing services providers to provide clearing services in connection with our settlement activities. Our primary relationships are with First Data Corporation,Wells Fargo,TSYS and Merrick Bank. If we are unable to maintain clearing services with these financial institutions and transaction processing services providers, or are unable to find a replacement for them, we may no longer be able to provide processing services to certain and various customers which could negatively impact our revenue and earnings.

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

Our business is led by our CEO, Thomas A. Hyde Jr. and our CFO, Robert L. Winspear. The operations of our Securus subsidiary are led by Steven Lemma and Mychol Robirds. Chris Anderson is President of eVance. The loss of one or more of these executives could negatively impact our business and operations.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including but not limited to, Heartland Payment Systems, Inc., TSYS, Global Payments Inc., First Data Corporation, Vantiv Inc., Calpian Inc., Fifth Third Processing Solutions, Chase Paymentech Solutions and Elavon, Inc. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

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

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor, and manage our risks. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition and results of operation.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

●	we are a small company with limited operating history;
●	the scope of our marketing and advertising efforts;

●	our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;
●	general economic conditions;

●	changes in our pricing policies;
●	our ability to expand our business;

●	the effectiveness of our personnel;
●	new product introductions;

●	costs associated with future acquisitions; and
●	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

Our common stock is traded on the OTCQB Market under the trading symbol “EXCC.” Our common stock is thinly traded, if traded at all, and a robust and active trading market may never develop. Most of our shares may not be sold into the market unless there is an effective registration statement covering the resale of such shares, or the shares are eligible to be sold under Rule 144. Stockholders who decide to sell some or all of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described herein, the price of the publicly traded shares of common stock may be highly volatile and may not reflect the underlying value of the Company.

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

We have significant debt which matures on December 1, 2016.

In connection with our acquisition of the U.S. assets and operations of Calpian Inc., eVance assumed $8,279,916 in amended and restated notes payable (“eVance Notes”) which mature on December 1, 2016. The parent company owns $250,000 of the eVance Notes. In addition, Excel issued a corporate guarantee on the eVance Notes. The Company will be required to either refinance or renegotiate the terms of this debt during 2016. There can be no assurances that the Company will be able obtain such financing or on what terms it may be able to do so.

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

Series B Convertible Preferred Stock.

We have 4,600,000 shares of Series B Convertible Preferred Stock (“Series B Shares”) outstanding. The Series B Shares are convertible into shares of the Company’s common stock par value $0.0001 (“Common Stock”) on a ratio of 1-to-1, subject to adjustment for stock splits and stock dividends. The Series B Shares rank senior to the Common Stock and other preferred shares and carry a liquidation preference of $.05 per share. Holders of the Series B Shares are entitled to receive dividends declared on the Company’s Common Stock on an as converted basis. Each Series B Share entitles the Holder thereof to 20 votes per share on all matters subject to voting by holders of the Company’s Common Stock. The issuance of a total of 4,600,000 shares of Series B Shares, entitles the Holders thereof to vote a combined 92,000,000 shares. Under the terms of the Series B Shares, the Company has the right to require a Holder to convert the Series B Shares into Common Stock at any time after the Holder resigns, is terminated or otherwise ceases to be an officer of the Company. In addition, the Company has the right at any time after July 18, 2016 to repurchase and retire all but not less than all of the Series B Preferred Stock for $0.05 per share provided that it gives notice to the Holder of the Company’s intent to redeem the shares and the Holder does not elect to convert the Series B Shares into Common Stock in lieu of the redemption.

In connection with the issuance of the Series B Shares, the Company and the Holders executed a Stockholders Agreement (the “Agreement”) whereby the Holders agreed to not to initiate directly or indirectly any stockholder vote or action, by written consent or otherwise, to increase the size or structure of the Company’s board of directors or remove any existing director, nor initiate directly or indirectly any stockholder vote or action by written consent or otherwise, to affect Holders’ executive compensation, bonus criteria and amounts, or other similar action. The Holders also agreed to convert the Series B Shares immediately upon termination, whether voluntary or involuntary, or upon their resignation for any reason.

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

We lease our executive offices in Irving, Texas, as well as, office space for our subsidiaries in Portland Oregon, West Palm Beach Florida, and Alpharetta, Georgia.

Location	Square Feet	Lease term
Irving, Texas (Corporate headquarters)	2,755	Expires 2019
Portland, Oregon (Securus headquarters)	15,744	Expires 2019
West Palm Beach, Florida (Securus sales office)	5,719	Expires 2016
Alpharetta, Georgia (eVance)	4,930	Expires 2016
Carlsbad, California (not used)	3,672	Expires 2016

Item 3.	Legal Proceedings.

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

FISCAL YEAR 2014	HIGH	LOW
First Quarter	$.43	$.05
Second Quarter	$.33	$.07
Third Quarter	$.14	$.08
Fourth Quarter	$.08	$.03

FISCAL YEAR 2015	HIGH	LOW
First Quarter	$.04	$.03
Second Quarter	$.04	$.02
Third Quarter	$.05	$.02
Fourth Quarter	$.05	$.03

Holders

According to the records of our transfer agent, as of March 28, 2016, there were approximately 108 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, Securus and eVance. Securus operates as a national retail ISO and MSP with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement our network of approximately 120-150 independent sales representatives located throughout the country. Securus services approximately 5,000 merchants across the country using First Data Corporation as its primary processing partner. eVance utilizes multiple processing partners including TSYS, Cynergy, Elavon, First Data Corporation and others. These relationships allow us to provide rapid clearing of payments, using traditional terminals, POS systems and mobile applications, including Apple Pay, Samsung Pay and Android Pay. Our merchant account solutions, combined with the latest site and cloud based technologies, are designed to meet the unique needs of our over 10,000 merchant customers across the U.S.

Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We also operate as a wholesale ISO generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO eVance takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. eVance also intends to acquire ISO debit and credit processing residual revenue streams paid by transaction processors to ISOs. eVance’ s U.S. merchant residual portfolios, comprise over 5,000 traditional retail and e-commerce merchant accounts, and several residual revenue portfolios.

During 2015, we began selling merchant cash advances through our Excel Business Solutions Inc. subsidiary doing business as Securus Cash and Capital. We act as an ISO selling alternative financing and working capital solutions to small and medium sized businesses using a variety of third party funding sources. As an ISO we do not provide capital directly or take credit risk. We earn commissions from capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs, or assets.

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

Prior to the acquisition of Securus in April 2014, we were considered a developmental stage company. With the acquisition of Securus, we are no longer in a development stage and maintain as our primary business operations the sale of merchant processing and servicing, as well as a limited number of merchant cash advance transactions on behalf of our merchant customers. We are actively seeking additional acquisition opportunities in related industries including, but not limited to, merchant services and merchant cash advance companies. Although management believes that there are multiple acquisition opportunities, there can be no assurance that the Company will be able to complete any such transactions.

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

Revenue Recognition

The Company’s revenue includes proceeds from the sale of equipment leases of point of sale terminals and systems used to process credit and debit transactions. The Company records revenue when the sales process with respect to terminals and point of sale equipment is substantially complete.

In addition, the Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. In the case of “wholesale” residual revenue in which the Company bears risk of chargebacks and performs underwriting on the merchants, the Company records the full discount charged to the merchant as revenue and the related interchange and other processing fees as expenses. In cases of residual revenue where the Company is not responsible for merchant underwriting and has no chargeback liability, the Company records the amount it receives from the processor net of interchange and other processing fees as revenue.

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

Loss Per Share

Loss per share is based on the weighted average number of common shares. Diluted loss per share was not presented, as the company as of December 31, 2015 had outstanding warrants and options to purchase 5,452,458 shares of common stock which would have an anti-dilutive effect on earnings.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet financing arrangements as of December 31, 2015.

Results of Operations

We acquired Securus in April 2014 and eVance acquired the US operations of Calpian Inc. on November 30, 2015. As a result of these acquisitions, operating results for 2015 and 2014 are not comparable. 2014 results include the operations of Securus from April 21 through December 31. 2014 and do not include any of the results of eVance. 2015 results include only one month of operations of eVance and, therefore, are not representative of future financial performance and not comparable to other periods.

Revenues

During the year ended December 31, 2015, we had equipment lease revenues of $11,950,253 compared to $7,295,419 in revenues for the year ended December 31, 2014. The increase of 63.8% was due to the full year of operations and increased sales volume in 2015 of Securus. During the year ended December 31, 2015, we had transaction and processing fees revenues of $5,549,482, as compared to $2,228,878 for the year ended December 31, 2014. The transaction and processing fee revenue increased by $3,320,604 as a result of the November 30, 2015 acquisition by eVance of Calpian’s U.S. assets which contributed $1,022,073 in sales for the month of December as well as the inclusion of a full year of revenue from Securus in 2015.

Costs and Expenses

Our operating costs and expenses were $19,295,972 for the year ended December 31, 2015 as compared to $12,586,146 for the year ended December 31, 2014. Operating costs and expenses increased 53.3% for the year ended December 31, 2015 as compared to an increase in revenue of 84.0%. Equipment and other merchant acquisition costs increased to $2,365,300 in 2015 as compared to $1,422,013 in 2014, but declined as a percentage of sales from 14.9% to 13.4%. Merchant refunds increased by $681,866 to $1,135,213 for 2015. Outside commissions were $1,600,815 for the year ended December 31, 2015 or 9.1% of net revenues as compared to $1,281,595, or 13.4% of net revenues in 2014. The Company uses independent sales agents for a substantial portion of its business. Salaries and wages were $11,280,640 for the year ended December 31, 2015 as compared to $7,412,124 for the year ended December 31 2014. The increase of salaries and wages of $3,868,516 represented a 52.2% increase in 2015 over 2014 as compared to an 84.0% increase in net revenues. Other selling, general and administrative costs increased from $2,017,067 for the year ended December 31, 2014 to $2,239,829 for the year ended December 31, 2015. Processing and servicing expenses of $674,175 include interchange and related processing fees generated by eVance in its one month of operation during 2015.

Other Income

Our other income was $445,742 for the year ended December 31, 2015, as compared to $2,975,101 for the year ended December 31, 2014. Other income in both years resulted primarily from the sale of residual portfolios. A gain on settlement contributed $175,101 to the 2014 other income.

Interest expense was $371,596 for the year ended December 31, 2015.

Net Losses

Our net losses were $1,622,494 and $436,881 for the years ended December 31, 2015 and 2014, respectively. The increase in the net loss was due to lower gains from the sale of residual portfolios which was partially offset by a $1,324,267 lower loss from operations. Although it is possible we may continue to incur net losses in the future, our anticipation is that we will be able to achieve profitability in 2016.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Years ended December 31,
	2015	2014
Net cash provided by operating activities	$280,067	$881,517
Net cash provided by investing activities	$86,951	$177,066
Net cash used in financing activities	$(331,676)	$(740,123)
Net increase in cash	$35,342	$318,460

Net cash provided by operating activities in 2015 was $280,067 as compared with $881,517 in 2014. This decrease of $601,450 was due to a larger net loss of $1,622,494 in 2015 as compared $436,881 in 2014. This was partially offset by lower working capital requirements in 2015.

Net cash provided by investing activities was $86,951 in 2015, compared with $177,066 in 2014. The decrease of $90,115 was primarily the result of the purchase of software.

Net cash used in financing activities was $331,676 for the year ended December 31, 2015 as compared to $740,123 during the year ended December 31, 2014.

As of December 31, 2015, we had cash and cash equivalents of $362,130, total current assets of $1,672,296 and total current liabilities of $12,707,261.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excel Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Excel Corporation (the “Company”), as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Excel Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Excel Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2014.  Excel Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Corporation and Subsidiaries as of December 31, 2014, and the consolidated results of its operations and its cash flows for the for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

March 31, 2015

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$362,130	$326,788
Accounts receivable	1,174,141	383,657
Prepaid expenses	45,218	46,229
Other receivables	-	90,000
Inventory	7,262	7,119
Other current assets	83,545	-
Total current assets	1,672,296	853,793

Other Assets
Fixed assets, net of depreciation	468,068	230,632
Goodwill	7,914,269	4,440,355
Note receivable	675,000	-
Equity investment	164,790	-
Residual portfolios	2,505,164	-
Other long term assets	613,683	68,027
Total other assets	12,340,974	4,739,014
Total assets	$14,013,270	$5,592,807

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,374,878	$806,981
Accrued compensation	1,508,531	602,683
Other accrued liabilities	839,308	426,431
Notes payable - current portion	8,984,544	581,674
Total current liabilities	12,707,261	2,417,769

Long-term liabilities
Notes payable - long term portion	226,733	681,361
Other long term liabilities	41,692	29,748
Total long term liabilities	268,425	711,109

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 2 shares issued and outstanding as of December 31, 2015 and December 31, 2014.	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized 98,259,070 and 97,259,070 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.	9,826	9,726
Additional paid-in capital	4,428,391	4,232,342
Accumulated deficit	(3,400,633)	(1,778,139)
Total stockholders' equity	1,037,584	2,463,929
Total Liabilities and Stockholders' Equity	$14,013,270	$5,592,807

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014
Revenues
Equipment lease revenue	$11,950,253	$7,295,419
Transaction and processing fees	5,549,482	2,228,878
Merchant cash advance revenue and other	99,597	40,942
Total revenues	17,599,332	9,565,239
Costs and expenses
Equipment and other merchant acquisition costs	2,365,300	1,422,013
Merchant refund	1,135,213	453,347
Processing and servicing costs	674,175	-
Salaries and wages	11,280,640	7,412,124
Outside commissions	1,600,815	1,281,595
Other selling general and administrative expenses	2,239,829	2,017,067
Total costs and expenses	19,295,972	12,586,146

Net loss from operations	(1,696,640)	(3,020,907)

Other income
Gain on sale of residual portfolio	445,742	2,800,000
Gain on settlement of debt	-	175 ,101
Total other income	445,742	2,975,101
Interest expense	371,596	391,075

Net loss before income taxes	(1,622,494)	(436,881)
Income tax expense (benefit)
Current	(714,560)	(490,605)
Deferred	714,560	490,605
Total income tax expense (benefit)	-	-

Net loss	$(1,622,494)	$(436,881)

Loss Per Share
Basic & Diluted	$(0.017)	$(0.005)

Weighted Average Shares Outstanding
Basic & Diluted	98,261,810	94,009,760

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock			Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated
	Shares	Amount		Shares	Amount		Shares	Amount	Capital	Deficit

Balances, January 1, 2014		$			$		67,064,892	$6,706	$1,010,947	$(1,341,258)

Issuance of common stock at .09 per share							1,628,570	163	149,837

Issuance of common stock at .30 per share							200,000	20	59,980

Issuance of stock for acquisition of Securus				2			22,400,000	2240	2,537,024

Issuance of common stock at .10 per share							500,000	50	49,950

Stock compensation expense							5,465,608	547	424,604

Net loss for the year ended December 31, 2014										(436,881)

Balances, December 31, 2014	-		$-	2		$-	97,259,070	$9,726	$4,232,342	$(1,778,139)

Balances, January 1, 2015	-		$-	2		$-	97,259,070	$9,726	$4,232,342	$(1,778,139)

Stock compensation expense							2,000,000	200	285,949

Return of common stock at .09 per share							(1,000,000)	(100)	(89,900)

Net loss for the year ended December 31, 2015										(1,622,494)

Balances, December 31, 2015	-		$-	2		$-	98,259,070	$9,826	$4,428,391	$(3,400,633)

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
Operating activities:
Net loss	$(1,622,494)	$(436,881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143,428	76,161
Stock based compensation	286,149	425,151
Gain on settlement of debt	-	(175,101)
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	(328,837)	(147,276)
Prepaid expenses	1,011	55,535
Inventory	(143)	48,295
Other current assets	83,513	-
Other long term assets	(13,039)	47,033
Increase (decrease)
Accounts payable	542,898	364,816
Accrued compensation	905,848	468,907
Other accrued liabilities	269,789	142,512
Other long term liabilities	11,944	12,365

Net cash provided by operating activities	280,067	881,517

Cash flows from investing activities:
Purchase of property and equipment	(170,935)	-
Disposal of property and equipment	-	142,503
Acquisition of Securus	-	34,563
Acquisition of eVance assets	257,886	-

Net cash provided by investing activities	86,951	177,066

Cash flows from financing activities:
Issuance of notes	600,000	1,600,000
Issuance of common stock	-	260,000
Note and debt payments	(931,676)	(2,600,123)

Net cash used in financing activities	(331,676)	(740,123)

Net increase in cash and cash equivalents	$35,342	$318,460

Cash and cash equivalents – Beginning	$326,788	$8,328

Cash and cash equivalents- Ending	$362,130	$326,788

Supplemental disclosure of cash flow information
Cash paid for interest	371,596	314,739

Supplemental disclosure of noncash items
Net assets and liabilities acquired	Calpian US Assets	Securus
Accounts receivable	461,647	234,131
Inventory	-	55,414
Prepaid expenses	-	68,785
Other current assets	167,058	-
Fixed assets, net of depreciation	174,403	449,296
Note receivable	675,000	-
Equity investment	164,790	-
Residual portfolios	2,540,690	-
Other long term assets	532,617	197,122
Accounts payable	25,000	295,216
Accrued compensation	-	67,663
Other accrued liabilities	143,089	121,880
Notes payable	8,279,916	2,438,260
Other long term liabilities	-	17,383

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized on November 13, 2010 as a Delaware corporation. The Company has three wholly owned subsidiaries, Excel Business Solutions, Inc., Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”), and eVance Processing Inc. (“eVance”).

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

Prior to the acquisition of Securus in April of 2014, we were considered a developmental stage company as defined by FASB ASC 915-205-45-6. With the acquisition of Securus, we ceased to be a development stage company.

On November 30, 2015, eVance entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Calpian, Inc. (“Calpian”), Calpian Residual Acquisition, LLC (“CRA”) and Calpian Commerce, Inc., a wholly owned subsidiary of Calpian (“CCI,” and collectively with Calpian and CRA, the “Sellers”). Pursuant to the Purchase Agreement, eVance acquired substantially all of the U.S. assets and operations of the Sellers. In consideration for the acquired assets, eVance assumed certain of the Sellers’ liabilities, including an aggregate of $8,279,916 of notes payable and certain of the Sellers’ outstanding contractual obligations

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared on the accrual method of accounting.

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP). In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of December 31, 2015 and December 31, 2014, the consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014, and the consolidated statements of cash flows for the years ended December 31, 2015 and 2014. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

The Company’s revenue includes proceeds from the sale of equipment leases of point of sale terminals and systems used to process credit and debit transactions. The Company records revenue when the sales process with respect to terminals and point of sale equipment is substantially complete.

In addition, the Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. In the case of “wholesale” residual revenue in which the Company bears risk of chargebacks and performs underwriting on the merchants, the Company records the full discount charged to the merchant as revenue and the related interchange and other processing fees as expenses. In cases of residual revenue where the Company is not responsible for merchant underwriting and has no chargeback liability, the Company records the amount it receives from the processor net of interchange and other processing fees as revenue.

The Company acts as an ISO selling alternative financing and working capital solutions (merchant cash advances) to small and medium sized businesses using a variety of third party funding sources. As an ISO, we earn commissions from capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs or assets.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company's processing partners. These residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable to be fully collectible and accordingly, no allowance for doubtful accounts is required.

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

Residual Portfolios

Residual portfolios are valued at fair value on the date of acquisition and are amortized over their estimated useful lives (7 years).

Equity Investments

Equity investments are valued at fair value on the date of acquisition using the equity method of accounting and adjusted in subsequent periods for the Company’s share of the investment’s earnings and distributions.

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

Material estimates that are particularly susceptible to significant change relate to the evaluation of deferred tax assets, purchase accounting, allowances, and equity investments.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Other Receivables, Inventory, Accounts Payable, Accrued Compensation, Other Accrued Liabilities, and Income Taxes Payable.

The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

Note Receivable, Other Long Term Assets, Notes Payable, and Other Long Term Liabilities.

The carrying amounts approximate the fair value as the notes bear interest rates that are consistent with current market rates.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers Topic 606 (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Revenue recorded under ASU 2014-09 will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company’s fiscal year beginning January 1, 2018 and early adoption is not permitted. The Company is currently evaluating the potential effect of this standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and noncurrent on the balance sheet and requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 may be applied retrospectively or prospectively and early adoption is permitted. The Company does not believe that this standard will have a material impact on its financial position.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of this standard on its consolidated financial statements.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

5.	INCOME TAXES (Continued)

The Company reports its deferred tax asset net of a 100% valuation allowance at December 31, 2015 as the Company has not yet achieved profitability in any full year.

The reconciliation of the statutory rate to the Company’s effective income tax rate for the year ended December 31, 2015 is as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Statutory Rate	(34)%	(34)%
State income tax, net of federal income tax benefit	(3)%	(3)%
Valuation Allowance	37%	37%
Effective Rate	-%	-%

Significant components of the Company’s deferred income taxes are as follows:

	For the Years Ended December 31,
	2015	2014

Deferred Tax Assets
Net operating loss carryforwards	$714,560	$490,605
Accrued compensation	289,523	150,324
Other accrued liabilities	52,503	36,183
Depreciation and amortization	34,860	22,033
Total deferred tax assets	1,091,446	699,145
Valuation allowance	(1,091,446)	(699,145)
Net deferred tax asset	-	-
Deferred tax liabilities	-	-

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2012 through 2014 remain subject to examination by Federal and state taxing authorities.

6.	STOCKHOLDERS EQUITY

On April 21, 2014 the Company issued one share of Series A Preferred Stock to the each of the two previous members of Securus. As long as a former member holds at least 9,000,000 shares of the Company’s common stock, then that member has the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Securus upon a change of control in Securus (as defined).

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

6.	STOCKHOLDERS EQUITY (Continued)

On November 30, 2015, in connection with its acquisition of the U.S. assets and operations of Calpian Inc., the Company issued warrants to purchase an aggregate of 5,452,458 shares of the Company’s common stock at an exercise price of $0.05 per share, subject to adjustments. The warrants expire on November 30, 2025.

We estimate the fair value of warrants and stock options when issued or vested using the Black-Scholes options pricing model and subsequent changes in fair value are not recognized. Option pricing models require the input of highly subjective assumptions. We determined, using the Black-Scholes options pricing model, that these warrants have no current value, based on a maturity date of 5 years, a risk-free interest rate of 2.230%, and a calculated volatility rate of 8.530%, using historical stock prices of the Company.

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

On May 13, 2014, The Company issued 2,732,804 shares of the Company’s Common Stock to each of two executives in connection with their employment agreements. One third of the shares vested upon grant and the balance vest ratably over a two-year period. The Company recorded stock compensation expense in the amount of $267,816 and $424,040 for the fiscal years ended December 31, 2015 and 2014, respectively, related to these grants.

On August 28, 2014, the Company issued options for a total of 1,000,000 shares at an exercise price of $.09 per share. The options vest ratably over 36 consecutive months with 27,778 shares vesting on the last day of each calendar month commencing with September 30, 2014, and 27,805 shares vesting on the last day of the 36th month. Compensation expense recorded for the fiscal years ended December 31, 2015 and 2014 was $3,333 and $1,111, respectively.

On June 1, 2015, the Company issued 2,000,000 shares of its Common Stock to an executive in connection with the executive’s employment and the use of certain trade names and brands owned by the executive. 500,000 shares vested upon grant and an additional 500,000 shares were scheduled to vest on June 1, 2016, June 1, 2017, and June 1, 2018. The Company terminated the executive’s employment in January 2016, and the shares subject to vesting were forfeited. The executive is currently disputing the forfeiture of these shares. Compensation expense related to these grants recorded for the fiscal year ended December 31, 2015 was $15,000.

	For the Years Ended December 31,
Restricted Stock Grants	2015	2014
Shares outstanding on January 1	5,465,608	—
Granted	2,000,000	5,465,608
Forfeited	—	—
Shares outstanding on December 31	7,465,608	5,465,608
Shares vested at December 31	4,143,739	2,884,573

	For the Years Ended December 31,
Stock Options	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	1,000,000	$0.09	—	—
Granted	—	—	1,000,000	$0.09
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding December 31	1,000,000	$0.09	1,000,000	$0.09
Shares exercisable at December 31	444,448	$0.09	111,112	$0.09

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

8.	ACQUISITIONS

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

The fair value of the net assets acquired less the fair value of stock issued resulted in an amount of $4,440,355, which was recorded as goodwill on the Company’s consolidated balance sheet.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

8.	ACQUISITIONS (Continued)

On November 30, 2015, eVance Processing Inc. (“eVance”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Calpian, Inc. (“Calpian”), Calpian Residual Acquisition, LLC (“CRA”) and Calpian Commerce, Inc., a wholly owned subsidiary of Calpian (“CCI,” and collectively with Calpian and CRA, the “Sellers”). Pursuant to the Purchase Agreement, eVance acquired substantially all of the U.S. assets and operations of the Sellers. In consideration for the acquired assets, eVance assumed certain of the Sellers’ liabilities, including an aggregate of $9,000,000 of notes payable and certain of the Sellers’ outstanding contractual obligations.

On April 12, 2016, eVance entered into an agreement with the Sellers and a cancellation of securities acknowledgement with one of eVance’s note holders whereby the noteholder cancelled their note in the amount of $720,084 and Calpian issued eVance a note in the amount of $675,000 in exchange for eVance waiving any claims for breach of the Purchase Agreement between eVance and Sellers. The $675,000 note bears simple interest of 12% per annum payable monthly, matures on November 30, 2017 and is secured by 2,000,000 shares of Calpian common stock. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and Seller and has claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principle balance of the $675,000 note up to a maximum of $675,000. The Company reflected the cancellation of the $720,084 note and the receipt of the $675,000 Calpian note as a $1,395,084 reduction in goodwill. In addition, the noteholder cancelled and returned a warrant to purchase 360,042 shares of the Company’s common stock.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed on November 30, 2015:

Cash and cash equivalents	$257,886
Accounts receivable	461,647
Other current assets	167,058
Property and equipment, net	174,403
Residual portfolios	2,540,690
Equity investments	164,790
Deposits	532,617
Total assets	4,299,091

Accounts payable	25,000
Accrued liabilities	143,089
Total liabilities	168,089

Fair value of net assets acquired	$4,131,002
Calpian note received	$675,000
Fair value of debt assumed	$8,279,916
Goodwill recognized on acquisition	$3,473,914

The fair value of the net assets acquired less the fair value of debt assumed resulted in a difference of $3,473,914, which has been recorded as goodwill in the Company’s consolidated balance sheets.

The consolidated statements of operations for the fiscal year ended December 31, 2015 includes the financial results of eVance since the date of acquisition, November 30, 2015, through December 31, 2015. During this period, eVance’s revenues were $1,022,073 and its net income was $64,965.

Pro Forma Financial Information (Unaudited)

The information that follows provides supplemental information about pro forma revenues and net income (loss) attributable to the Company as if the acquisitions of Calpian’s US assets by eVance and the acquisition of Securus had been consummated as of January 1, 2014. Such information is unaudited and is based on estimates and assumptions which the Company believes are reasonable.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

8.	ACQUISITIONS (Continued)

Pro Forma Financial Information (Continued)

These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had the Company and eVance been a combined entity during 2014 and 2015.

	Years Ended
Selected Pro Forma Financial Information	December 31,
	2015			2014
	Excel	Calpian U.S. Assets	Total	Excel	Calpian U.S. Assets	Securus	Total
Revenues	$17,599,332	$14,621,149	$32,220,481	$9,565,239	$21,468,887	$3,622,141	$34,656,267
Net income (loss) attributable to the Company	$(1,622,494)	$72,942	$(1,549,552)	$(436,881)	$3,639,431	$(542,294)	$2,660,256
Net income (loss) attributable to the Company per common share - basic and diluted	$(0.02)	$0.001	$(0.02)	$(0.005)	$0.04	$(0.006)	$0.03

9.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following for the years ending:

	December 31, 2015	December 31, 2014
Computer software	$219,146	$6,588
Equipment	285,597	162,524
Furniture & fixtures	99,688	75,162
Construction in process	-	30,000
Leasehold improvements	119,942	110,041
Total cost	724,373	384,315
Less accumulated depreciation and amortization	(256,305)	(153,683)
Property and equipment – net	$468,068	$230,632

10.	LEASES

Securus leases its Oregon office facilities under an operating lease expiring in June 2019. Monthly lease payments range from $16,153 to $24,795 throughout the term of the lease.

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

eVance leases its Georgia office facilities under an operating lease expiring in June 2016. Monthly lease payments range from $2,248 to $7,295 throughout the term of the lease.

Total rent expense for the year ended December 31, 2015 was $438,109, compared to $279,995 for the year ended December 31, 2014.

The future minimum lease payments required under long-term operating leases as of December 31, 2015 are as follows:

2016	$455,324
2017	361,010
2018	369,558
2019	225,795
2020	6,429
Total	$1,418,116

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

11.	NOTES PAYABLE

The following summarizes the Company’s outstanding notes payable for the years ending:

	December 31, 2015	December 31, 2014
Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s residual portfolio	$681,361	$1,032,960

Note payable to Ecig, due in monthly installments of $26,207 beginning October 2014 through September 2015, including interest at 6%, secured by 1,000,000 shares of the Company’s common stock owed to the Company by Ecig	-	230,075

Note payable to SME Funding LLC, due December 1,2016, bearing simple interest at 12%, secured by the Company’s residual portfolio	500,000	-

Notes payable due December 1, 2016, bearing interest at 12%, secured by the assets of eVance	8,029,916	-

Total	9,211,277	1,263,035

Less current portion	(8,984,544)	(581,674)

Long-term portion of notes payable	$226,733	$681,361

Future maturities of notes as of December 31, 2015 are as follows:

2016	8,984,544
2017	226,733
Total	$9,211,277

On June 30, 2014, the Company executed new financing arrangements with BlueAcre Ventures LLC (“BAV”) whereby Securus sold $100,000 of its monthly residuals for an immediate cash payment of $2,800,000, recognized as a gain on the Company’s statement of operations.

Simultaneous with the residual portfolio sale, BAV loaned $1.2 million to the Company under a promissory note bearing simple interest of 15% per year that may be reduced to as low as 11% per year (the “BAV Note”). Any interest rate reduction is conditioned on the achievement of certain milestones with respect to signing new merchant customer applications. The BAV Note is secured by certain of the Company’s residuals. In connection with the sale of the monthly residuals and the issuance of the BAV Note, Securus entered into a marketing agreement whereby it agreed to sign new customers for merchant processing services with an affiliate of BlueAcre.

On November 30, 2015, in connection with the purchase of the U.S. assets and operations of Calpian, eVance assumed an aggregate of $9,000,000 of notes payable, including $6.0 million of debt issued pursuant to a note offering conducted by Calpian and in which the Company invested $250,000. Concurrently, eVance issued amended promissory notes (the “Notes”) in favor of each lender (collectively, the “Lenders”) evidencing eVance’s assumption of $9,000,000 of indebtedness. Pursuant to a purchase price adjustment agreement dated April 12, 2016, the principal value of the notes was reduced to $8,279,916 (see Note 13). The Notes and eVance’s obligations under the Loan Agreement are unconditionally guaranteed by the Company, as set forth in the Guarantee, dated November 30, 2015 (the “Guarantee”), entered into by the Company in favor of each of the Lenders. The Notes bear interest at an annual rate of 12% for the first seven months, after which the annual interest rate will increase by one percentage point per month each month until the annual interest rate is 17%. Interest payments on the Notes are payable monthly, with the first payment being made on December 5, 2015. Principal on the Notes are due November 30, 2016, and may be prepaid without penalty at eVance’s discretion. The Loan Agreement contains customary events of default, including, but not limited to, non-payment of principal or other amounts under the Notes, breach of covenants, certain voluntary and involuntary bankruptcy events, and the occurrence of a sale of all or substantially all of eVance’s assets. If any event of default occurs and is continuing, any Lender may upon notice to eVance and the other Lenders declare all amounts owed to be due (except for a bankruptcy event of default), in which case such amounts will automatically become due and payable. The $250,000 of Notes purchased by the Company have been eliminated in consolidation to reflect a net balance of $8,029,916.

On October 23, 2015, SME Funding LLC advanced the Company $500,000 to help finance the acquisition of the US assets of Calpian Inc by eVance. This advance was converted into a note maturing December 1, 2016 with interest only payable monthly at an annual rate of 12%. The note is secured by certain assets of the Company’s residual portfolios.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

12.	RELATED PARTY TRANSACTIONS

On January 14, 2014, Ruben Azrak, Chairman of the Board and then Interim Chief Executive Officer, advanced the Company $25,000. This advance bears no interest and does not provide for a specific repayment date.

In connection with its acquisition of Securus, the Company acquired an advance made by Securus to Securus Contact Systems, LLC (“SCS”) in the amount of $178,246. SCS is owned by the former members of Securus who are currently key employees of the Company. The advance was repaid in October 2014.

On October 15, 2015, SME Funding LLC purchased a residual portfolio of $13,000 of monthly recurring revenue from the Company in exchange for $445,742. SME is wholly owned by Steven Lemma who is the Chief Executive Officer of the Securus. The $445,742 was recorded as a gain on the sale of residual portfolio on the accompanying statements of operations.

On October 23, 2015, SME Funding LLC advanced the Company $500,000 to help finance the acquisition of the US assets of Calpian by eVance. This advance was converted into a note maturing December 1, 2016 with interest only payable monthly at an annual rate of 12%. The note is secured by certain assets of the Company’s residual portfolios.

13.	SUBSEQUENT EVENTS

On February 15, 2016, SME Funding LLC purchased $35,000 of the Company’s residuals for $700,000 cash pursuant to a residual purchase agreement (“RPA”). Under the terms of the RPA, the Company is obliged to maintain the residual at $35,000 for a period of 20 months. In addition, the Company has the right to repurchase the residuals for $770,000 until October 17, 2017. As a result of the repurchase option, the Company will not account for the transaction as a sale but as a liability.

On March 18, 2016, the Company issued 2,300,000 Shares of Series B Convertible Preferred Stock (“Series B Shares”) to each of Thomas A. Hyde Jr. and Robert L. Winspear (each a “Holder” and collectively the “Holders”) at a price of $0.05 per share pursuant to subscription agreements between the Company and the Holders. Mr. Hyde is the President, Chief Executive Officer and a Director of the Company. Mr. Winspear is the Chief Financial Officer of the Company.

The Series B Shares are convertible into shares of the Company’s common stock par value $0.0001 (“Common Stock”) on a ratio of 1-to-1, subject to adjustment for stock splits and stock dividends. The Series B Shares rank senior to the Common Stock and other preferred shares and carry a liquidation preference of $.05 per share. Holders of the Series B Shares are entitled to receive dividends declared on the Company’s Common Stock on an as converted basis. Each Series B Share entitles the Holder thereof to 20 votes per share on all matters subject to voting by holders of the Company’s Common Stock. The issuance of a total of 4,600,000 shares of Series B Shares, entitles the Holders thereof to vote a combined 92,000,000 shares. Under the terms of the Series B Shares, the Company has the right to require a Holder to convert the Series B Shares into Common Stock at any time after the Holder resigns, is terminated or otherwise ceases to be an officer of the Company. In addition, the Company has the right at any time after July 18, 2016 to repurchase and retire all but not less than all of the Series B Preferred Stock for $0.05 per share provided that it gives notice to the Holder of the Company’s intent to redeem the shares and the Holder does not elect to convert the Series B Shares into Common Stock in lieu of the redemption.

In connection with the issuance of the Series B Shares, the Company and the Holders executed a Stockholders Agreement (the “Agreement”) whereby the Holders agreed not to initiate directly or indirectly any stockholder vote or action, by written consent or otherwise, to increase the size or structure of the Company’s board of directors or remove any existing director, nor initiate directly or indirectly any stockholder vote or action by written consent or otherwise, to affect Holders’ executive compensation, bonus criteria and amounts, or other similar action. The Holders also agreed to convert the Series B Shares immediately upon termination, whether voluntary or involuntary, or upon their resignation for any reason.

On April 12, 2016, eVance entered into an agreement with the Sellers and a cancellation of securities acknowledgement with one of eVance’s note holders whereby the noteholder cancelled their note in the amount of $720,084 and Calpian issued eVance a note in the amount of $675,000 in exchange for eVance and the Sellers mutually waiving any claims either party has or could have under the Purchase Agreement against one another. The $675,000 note bears simple interest of 12% per annum payable monthly and matures on November 30, 2017. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and Seller and has claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principle balance of the $675,000 note up to a maximum of $675,000. The Company reflected the reduction in the assumed debt by $720,084 as a reduction in goodwill and a reduction in the debt assumed. In addition, the noteholder returned a warrant to purchase 360,042 shares of the Company’s common stock.

On April 8, 2016 Securus and two executives of Securus signed a non-binding Memorandum of Understanding (“MOU”) whereby Securus would transfer the leasing operations of Securus to a new company formed by the executives (“Newco”) in return for a preferred marketing agreement whereby Newco would act as an ISO or agent for Excel. Under the terms of the MOU, Securus will provide Newco financial support totaling $550,000 over eight months and transfer substantially all of its assets except for is portfolio of recurring residual revenues to Newco. In addition, Securus will reimburse Newco for commissions that are currently payable to Securus employees and outside agents related to the residual portfolio. There can be no assurance that Securus will execute a definitive transaction with its executives or that the terms of that transaction differ materially from the MOU.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company

Thomas A. Hyde Jr.	54	Director, President and Chief Executive Officer
Robert L. Winspear	50	Vice President, Secretary, and Chief Financial Officer
Ruben Azrak	64	Chairman of the Board
Karl Power	54	Director

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

Biographies

Thomas A. Hyde Jr., Director, President and Chief Executive Officer. Mr. Hyde, was elected President and Chief Executive Officer on May 13, 2014. On November 30, 2015 Mr. Hyde was appointed a director of the Company. Prior to joining the Company, Mr. Hyde had been the Principal, Managing Partner and Director of Red Shark Investments, LLC, since August 2014. From 2002 to 2014 Mr. Hyde served in various capacities for Teletouch Communications, Inc. (formerly OTC: TLLE) and its affiliates, most recently as a Director, President and COO. Subsequent to his tenure there, Teletouch filed for chapter 7 bankruptcy. Mr. Hyde currently sits on the Board Executive Committee for the ESPN Armed Forces Bowl. Mr. Hyde was awarded U.S. Patent #6,038,553 for the self-service check cashing and automated financial services technology platform now known as Vcom™. Mr. Hyde holds a B.A. degree in Finance from the University of Texas at Austin.

Robert L. Winspear, Vice President, Secretary, and Chief Financial Officer. Mr. Winspear was elected Vice President, Secretary and Chief Financial Officer on May 13, 2014. Prior to joining the Company, Mr. Winspear had been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds. Mr. Winspear earned a Bachelor of Business Administration and a Masters of Professional Accounting from the University of Texas at Austin. Mr. Winspear is on the board of directors of Alpha Financial Technologies/EAM Corporation, located in Grapevine Texas and VII Peaks Co-Optivist Income BDC II, Inc. an investment management company located in Orinda, California.

Ruben Azrak, Chairman of the Board of Directors. Ruben Azrak is a founder of the Company and has been a director since our incorporation in November 2010. Mr. Azrak was our Chief Executive Officer from inception until January 2014 and also served as Chief Executive Officer from February to May 2014. Beginning in 1998, along with Russell Simmons, Mr. Azrak developed Phat Farm Licensing. Phat Farm Licensing was sold in 2004. Mr. Azrak is Chairman and a Director of RVC Enterprises. RVC licenses and produces Rocawear, the ladies sportswear line from the entertainer-entrepreneur Jay-Z. In addition, RVC owns the license for Ellen Tracy sportswear and Beverly Hills Polo Club. Mr. Azrak is also President and the sole director of Lifeguard Licensing Corp. and Lucky Star licensing. Mr. Azrak’s prior experience with both Phat Farm Licensing and RVC qualifies him to serve as a member of our Board of Directors.

Karl Power, Director. Karl Power was appointed as a director of the Company on November 30 2015. Mr. Power has been Chairman and CEO of Active In Home Therapy a healthcare services provider since August 2011. Mr. Power was appointed a director in connection with the acquisition of the US assets of Calpian Inc. by the Company on November 30, 2015.

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

Summary Compensation Table

The table below summarizes the total compensation paid or awarded to our Named Executive Officers by Company during the years ended December 31, 2015 and 2014. Prior to 2014, none of our officers received compensation.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Other Compensation	Total Compensation
Thomas A. Hyde, Jr., President and Chief Executive Officer (Principal Executive Officer) (a)	2014	$222,727	$200,000	$401,722	-	$824,449
	2015	$350,000	$350,000	-	-	$700,000

Robert L. Winspear, Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer) (a)	2014	$222,727	$200,000	$401,722	-	$824,449
	2015	$350,000	$350,000	-	-	$700,000

(a) Messrs. Hyde and Winspear receive base salaries of $350,000 per year pursuant to their employment agreements. They joined the Company on May 13, 2014.

Outstanding Equity Awards at Year end update

The following table sets forth the outstanding equity awards at December 31, 2015 for the named executive officers.

	Stock Awards
	Number of shares of stock that have not vested	Market value of shares that have not vested
Thomas A. Hyde, Jr.	910,935	$36,437
Robert L. Winspear	910,935	$36,437

Employment Agreements and Compensation

The Company has employment agreements with Thomas A. Hyde, Jr. and Robert L. Winspear. The terms of their employment agreements are identical. Mr. Hyde, our Chief Executive Officer earns a salary of $350,000 per year.  Mr. Winspear, our Chief Financial Officer, earns a salary of $350,000 per year. They are each entitled to receive an annual bonus (the “Annual Bonus”) equal to a minimum of 100% of the employee’s Base Salary, and according to performance criteria established and mutually agreed upon by the Company’s Board of Directors (or the compensation committee thereof) and the employee has been achieved. For the 2015 fiscal year, the Annual Bonus shall be $465,000, subject to adjustment based upon the reasonable discretion of the Board of Directors of the Company or the compensation committee thereof. They each received a grant of common stock (the “Stock Grant”) equal to 2,732,804 or three percent (3%) of the Company’s outstanding common stock. One third (910,934 shares) vested immediately and an additional one-third (910,935 shares) shall vest on the first and second anniversary of the Effective Date. They are also entitled to participate in the Company’s benefit plans. Their employment agreements can be terminated, among the other things, by the Company for cause or by the employee for certain good reasons. Their employment agreements also contain customary provisions of confidentiality and non-competition or non-solicitation. In the event that the Company terminates the employee for reasons other than cause or if the employee terminates the agreement for good reason, the employee shall be entitled to severance in an amount equal to 100% of his annual salary.

Except as provided for in agreements that the Company may enter into with its executive officers, any bonus compensation to executive officers will be determined by our Board of Directors or a compensation committee based on factors it deems appropriate, including the achievement of specific performance targets and our financial and business performance.

Compensation of Directors

None of our directors received compensation for the years ended December 31, 2015 or 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 13, 2016 regarding the beneficial ownership of our stock by (i) each person or entity who, to our knowledge, owns more than 5% of any class of our stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

			Percentage
		Number of	Beneficially
		Shares	Owned of
Name of Beneficial Owner	Title of Class of Stock	Beneficially Owned	Respective Class (1)
5% Owners :
Steven Lemma (2)	Common	10,200,000	10.4%
	Series A Preferred	1	50.0%
	Series B Preferred	-	-
Mychol Robirds (2)	Common	10,200,000	10.4%
	Series A Preferred	1	50.0%
	Series B Preferred	-	-
Samuel Chanin Irrevocable Insurance Trust December 21, 2006 (4)	Common	6,474,468	6.6%
	Series A Preferred	-	-
	Series B Preferred	-	-
Executive Officers and Directors :
Thomas A. Hyde Jr. (2)	Common	2,732,804	2.8%
	Series A Preferred	-	-
	Series B Preferred	2,300,000	50.0%
Robert L. Winspear (2)	Common	2,732,804	2.8%
	Series A Preferred	-	-
	Series B Preferred	2,300,000	50.0%
Ruben Azrak (2) (3)	Common	6,294,200	6.4%
	Series A Preferred	-	-
	Series B Preferred	-	-
Karl Power (5)	Common	1,630,000	1.7%
	Series A Preferred	-	-
	Series B Preferred	-	-
All executive officers and directors as a group (four persons)	Common	13,389,808	13.6%
	Series A Preferred	-	-%
	Series B Preferred	4,600,000	100%

(1)	Based on 98,259,070 shares of our common stock issued and outstanding.
(2)	The address for all officers and directors, as well as Mr. Lemma and Mr. Robirds is c/o Excel Corporation 6363 N. State Hwy 161, Suite 310 Irving TX 75038
(3)	Includes 3,104,600 shares held by Sarah Azrak, the wife of Ruben Azrak.
(4)

Lieba Chanin is a natural person with voting and dispositive power over 6,474,468 shares of our common stock as trustee for The Samuel Chanin Irrevocable Insurance Trust December 21, 2006. The address for the trust is 1 MetroTech Center Suite 2001 Brooklyn NY, 11201.

(5)	Includes a warrant for the issuance of 1,500,000 shares of common stock and direct ownership of 130,000 shares of our common stock.

Change in Control

Pursuant to their employment agreements, Mr. Hyde and Mr. Winspear may be entitled to the following payments under a change in control as defined in their respective employment agreements:

Mr. Hyde	$350,000
Mr. Winspear	$350,000

Item 13.	Certain Relationships and Related Transactions.

On October 15, 2015, SME Funding LLC purchased a residual portfolio of approximately $13,000 of monthly recurring revenue from the Company in exchange for $445,742. SME is wholly owned by Steven Lemma who is the Chief Executive Officer of Securus. The $445,742 was recorded as a gain on the sale of residual portfolio on the accompanying statement of operations.

On October 23, 2015, SME Funding LLC advanced the Company $500,000 to help finance the acquisition of the US assets of Calpian, Inc. by eVance. This advance was converted into a note maturing December 1, 2016 with interest only payable monthly at an annual rate of 12%. The note is secured by certain assets of the Company’s residual portfolios.

On February 15, 2016, SME Funding LLC purchased $35,000 of the Company’s residuals for $700,000 cash pursuant to a residual purchase agreement (“RPA”). Under the terms of the RPA, the Company is obliged to maintain the residual at $35,000 for a period of 20 months. In addition, the Company has the right to repurchase the residuals for $770,000 until October 17, 2017. As a result of the repurchase option, the Company will not account for the transaction as a sale but as a liability.

Director Independence

The Company has determined that Karl Power would be considered an independent director.

Item 14.	Principal Accountant Fees and Services.

For the year ended December 31, 2015, the firm of Whitley Penn was our principal accounting firm. For the year ended December 31, 2014, Connolly Grady and Cha, P.C. was our principal accounting firm. The following is a summary of fees paid or to be paid to them for services rendered.

Audit Fees: Aggregate fees billed by Whitley Penn and Connolly, Grady & Cha, P.C. for professional services rendered for the audit of our annual financial statements and review of our interim financial statements for the year ended December 31, 2015 and 2014 were $45,193 and $35,168 respectively.

All Other Fees: There were $3,940 of additional consulting and research fees billed by Whitley Penn for the year ended December 31, 2015 relating to eVance’s acquisition of Calpian’s US assets.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)            List of Financial Statements

The following consolidated financial statements of the Company are included in “Financial Statements and Supplementary Data”:

(b)           Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

10.20*	Purchase Price Adjustment Agreement, dated April 12, 2016.

10.21*	Promissory Note to Excel Corporation, dated April 12, 2016.

23.1*	Consent of Independent Registered Public Accounting Firm, dated April 12, 2016.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL CORPORATION

April 13, 2016	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Hyde, Jr.	Chief Executive Officer and Director	April 13, 2016
Thomas A. Hyde, Jr.	(principal executive officer)

/s/ Robert L. Winspear	Chief Financial Officer and Treasurer	April 13, 2016
Robert L. Winspear	(principal financial and accounting officer)

/s/ Ruben Azrak	Chairman of the Board	April 13, 2016
Ruben Azrak

/s/ Karl Power	Director	April 13, 2016
Karl Power

Exhibit Index

Exhibit No	Description

2.1

Agreement of Merger and Plan of Reorganization, dated January 14, 2013 by and among Excel Corporation, ECB Acquisition Corp and Excel Business Solutions, Inc., is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 18, 2013.

2.2

Certificate of Merger, dated January 14, 2013, merging ECB Acquisition with Excel Business Solutions, is incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated January 18, 2013.

2.3

Asset Purchase Agreement, dated November 30, 2015, between eVance Processing Inc., Calpian Residual Acquisition, LLC and Calpian Commerce, Inc., is incorporated herein by reference to Exhibit 2.01 of the Company’s Current Report on Form 8-K dated November 30, 2015.

3.1	Certificate of Incorporation of Ruby Worldwide Ltd., dated November 11, 2010, is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.2	Certificate of Amendment of Certificate of Incorporation of Ruby Worldwide Ltd., dated December 1, 2012, is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.3	Certificate of Amendment of Certificate of Incorporation of Excel Corporation, dated January 19, 2011, is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.4	By-Laws of Excel Corporation is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.5	Certificate of Designation of Series B Convertible Preferred Stock, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 18, 2016.

4.1	Promissory Note, dated January 29, 2016, issued by Excel Corporation, is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 29, 2016.

10.01

Employment Agreement dated May 14, 2014 by and between Excel Corporation and Thomas A. Hyde, Jr., is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2014.

10.02

Employment Agreement, dated May 14, 2014 by and between Excel Corporation and Robert L. Winspear, is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K May 15, 2014.

10.03

Form of Lockup Agreement, dated January 14, 2013, by and between Excel Business Solutions and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.04	Equity Incentive Plan by Excel Corporation, dated for the year 2011, is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.05	Subscription Agreement, dated as of April 31, 2011, of and between Excel Corporation and Purchaser, is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 31, 2011 (File No. 333-173702).

10.06

Portfolio Purchase Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.07	Secured Residual Loan Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.08	Promissory Note effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.09	Settlement Agreement and Release effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments), Excel Corporation, Steven Lemma, Mychol Robirds, Shalom Auerbach, and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.10	Third Amended and Restated Operating Agreement of Payprotec Oregon, LLC (dba Securus Payments) effective June 30, 2014 is incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.11	Promissory Note effective June 30, 2014 between Excel Corporation and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.12	Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 21, 2014.

10.13	Amendment dated as of April 10, 2014 to the Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated April 11, 2014.

10.14	Form of Amended and Restated Secured Promissory Note, dated November 30, 2015, issued by eVance Processing Inc., is incorporated herein by reference to Exhibit 10.01 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.15	Amended and Restated Loan and Security Agreement, dated November 30, 2015, is incorporated herein by reference to Exhibit 10.02 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.16	Form of Warrant to purchase common stock of the Company, is incorporated herein by reference to Exhibit 10.03 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.17	Guarantee, dated November 30, 2015, is incorporated herein by reference to Exhibit 10.04 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.18	Agreement, dated January 29, 2016, between Excel Corporation and SME Funding LLC, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 29, 2016.

10.19	Form of Stockholder Agreement, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 18, 2016.

10.20	Purchase Price Adjustment Agreement, dated April 12, 2016.

10.21	Promissory Note to Excel Corporation, dated April 12, 2016.

14.1	Code of Business Conduct and Ethics Agreement by Excel Corporation, dated April 22, 2011, is incorporated herein by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

23.1	Consent of Independent Registered Public Accounting Firm, dated April 12, 2016.

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer of Excel Corporation.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer of Excel Corporation.

32.1	Certification pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer and Principal Financial Officer of Excel Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

