Form 10-Q
period 2016-03-31
Excel Corp
filed 2016-05-23
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of May 23, 2016, there were 96,759,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$250,562	$362,130
Accounts receivable	958,194	1,016,141
Prepaid expenses	22,300	43,074
Other current assets	179,580	83,545
Current assets held for sale	-	167,406
Total current assets	1,410,636	1,672,296

Other Assets
Fixed assets, net of depreciation	169,207	184,960
Goodwill	7,914,269	7,914,269
Note receivable	675,000	675,000
Equity investment	204,790	164,790
Residual portfolios	2,419,705	2,505,164
Other long term assets	510,677	593,893
Other assets held for sale	-	302,898
Total other assets	11,893,648	12,340,974
Total assets	$13,304,284	$14,013,270

LIABILITIES & STOKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$767,969	$1,374,878
Accrued compensation	1,732,907	1,508,531
Other accrued liabilities	1,058,934	839,308
Notes payable - current portion	9,014,711	8,984,544
Accrued costs of disposal of discontinued operations	550,000	-
Total current liabilities	13,124,521	12,707,261

Long-term liabilities
Notes payable - long term portion	93,616	226,733
Other long term liabilities	722,170	41,692
Total long-term liabilities	815,786	268,425
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 2 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	-	-
Series B preferred stock, $.0001 par value 4,600,000 and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	460	-
Common stock, $.0001 par value, 200,000,000 shares authorized 96,759,070 and 98,259,070 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	9,676	9,826
Additional paid-in capital	4,725,868	4,428,391
Accumulated deficit	(5,372,027)	(3,400,633)
Total stockholders' equity (deficit)	(636,023)	1,037,584
Total Liabilities and Stockholders' Equity (Deficit)	$13,304,284	$14,013,270

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues
Transaction and processing fees	$3,965,853	$1,153,709
Merchant cash advance revenue and other	53,805	-
Total revenues	4,019,658	1,153,709
Costs and expenses
Processing and servicing costs	2,010,009	-
Salaries and wages	975,835	374,752
Other selling general and administrative expenses	488,922	243,988
Total costs and expenses	3,474,766	618,740

Income from operations	544,892	534,969

Interest expense	328,616	78,904

Net income from continuing operations before income taxes	216,276	456,065
Income tax expense (benefit)
Current	80,022	168,744
Deferred	(80,022)	(168,744)
Income tax expense (benefit)	-	-

Net income from continuing operations	$216,276	$456,065

Loss from discontinued operations, net of tax	$(1,347,029)	$(980,005)
Loss on disposal of operations	(840,641)	-
Net loss	$(1,971,394)	$(523,940)

Net income (loss) per share
Basic & diluted, continuing operations	$0.002	$0.005
Basic & Diluted, discontinued operations	(0.022)	(0.010)
Basic & Diluted, Total	(0.020)	(0.005)

Weighted Average Shares Outstanding
Basic & Diluted	97,055,773	97,259,070

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(1,971,394)	$(523,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,118	20,934
Stock based compensation	67,787	67,788
Income in investment accounted for under the equity method	(40,000)
Loss on disposal of operations	840,641
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	185,539	34,975
Inventory	-	3,258
Other current assets	(96,035)	-
Prepaid expenses	19,918	28,655
Other long term assets	89,642	2,291
Increase (decrease)
Accounts payable	(606,909)	148,039
Accrued compensation	224,376	(25,493)
Other accrued liabilities	219,626	199,772
Other long-term liabilities	697,575	3,463

Net cash used in operating activities	(233,114)	(40,258)

Cash flows from investing activities:
Purchase of property and equipment	(5,504)	(77,805)

Net cash used in investing activities	(5,504)	(77,805)

Cash flows from financing activities:
Issuance of notes	-	100,000
Issuance of preferred stock	230,000	-
Note and debt payments	(102,950)	(174,249)

Net cash provided by (used in) financing activities	127,050	(74,249)

Net decrease in cash	$(111,568)	$(192,312)

Cash - Beginning	$362,130	$326,788

Cash - Ending	$250,562	$134,476

Supplemental disclosure of cash flow information
Cash paid for interest	328,616	78,904

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

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

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the Purchase Agreement, Chyp executed a three year preferred marketing agreement with eVance.

Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

Unaudited

5.	DISCONTINUED OPERATIONS

On April 30, 2016, Securus entered into the Purchase Agreement with Chyp. In connection with the Purchase Agreement, Chyp executed a three year preferred marketing agreement with eVance.

Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures, trade payables as well as liabilities to merchants.

Pursuant to the Purchase Agreement, Securus will provide financial assistance to Chyp in the form of a forgivable loan to support the transition of Securus’ operations to Chyp. Securus will advance Chyp $75,000 per month for six months and $50,000 in the seventh and eighth months for a total of $550,000. Accordingly, Chyp has executed a $550,000 promissory note (the “Chyp Note”) in favor of the Securus. The Chyp Note bears an interest rate of 12% per annum with both the principal and interest due on May 1, 2017. If Chyp is in material compliance with this Purchase Agreement and related agreements for a period of 12 months, Securus will forgive the Chyp Note. Securus will also reimburse Chyp for commissions payable to Chyp employees and agents on Securus’ residual portfolio as if those agents and employees were still employed by Securus. Chyp is owned by Steven Lemma and Mychol Robirds who are former executives of Securus.

We accounted for the sale of the Securus operations to Chyp in accordance with ASC 205-20-45-1 and have classified the assets and operations sold to Chyp as discontinued operations. The Company recorded loss on disposal of $840,641 related to the transaction. The charge includes a $290,641 write-off of the net assets acquired by Chyp and $550,000 for the financial assistance to be provided to Chyp during 2016.

A summary of results of discontinued operations is as follows:

	Quarter Ended March 31,
	2016	2015
Revenues	$1,683,135	$800,281
Operating expenses	(3,030,164)	(1,780,286)
Pre-tax loss from discontinued operations	(1,347,029)	(980,005)
Income tax benefit	-	-
Loss from discontinued operations, net of tax	$(1,347,029)	$(980,005)

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2016 and March 31, 2015, the Company had available unused operating loss carryforwards of $2,685,954 and $2,232,683, respectively, which generated a deferred tax benefits of $993,803 and $826,093, respectively. The Company had a 100% valuation allowance on the deferred tax assets at March 31, 2016.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

Unaudited

6.	INCOME TAXES (Continued)

The Company’s provision for income taxes for the three months ended March 31, 2016 and 2015 consists of the following:

	Three months Ended March 31, 2016			Three months Ended March 31, 2015
Income Tax Expense	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS	TOTAL	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS	TOTAL
Current	$80,022	$(809,438)	$(729,416)	$168,744	$(362,602)	$(193,858)
Deferred	(80,022)	809,438	729,416	(168,744)	362,602	193,858
Total	$-	$-	$-	$-	$-	$-

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2013 through 2015 remain subject to examination by Federal and state taxing authorities.

7.	STOCKHOLDERS’ EQUITY

On April 21, 2014 the Company issued two shares of Series A Preferred Stock to the two previous members of Securus. As long as a former member holds at least 9,000,000 shares of the Company’s common stock, then the member has the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Securus upon a change of control in Securus (as defined). In connection with the transaction with Chyp on April 30, 2016, the Company acquired the two shares of Series A Preferred Stock.

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

On June 1, 2015, the Company issued 2,000,000 shares of its Common Stock to an executive in connection with the executive’s employment and the use of certain trade names and brands owned by the executive. 500,000 shares vested upon grant and an additional 500,000 shares were scheduled to vest on June 1, 2016, June 1, 2017, and June 1, 2018. The Company terminated the executive’s employment in January 2016, and the shares subject to vesting (1,500,000) were forfeited. The executive is currently disputing the forfeiture of these shares.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

Unaudited

8.	ACQUISITION OF SUBSIDIARY

Pro Forma Financial Information

The information that follows provides supplemental information about pro forma revenues and net income (loss) attributable to the Company as if the acquisition of Calpian’s US assets had been consummated as of January 1, 2015. Such information is unaudited and is based on estimates and assumptions which the Company believes are reasonable.

These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had the Company and Calpian been a combined entity during 2015.

Selected Pro Forma Financial Information	Excel	Calpian US Operations	Pro Forma

Revenues	$1,153,709	$4,487,397	$5,641,106
Net income attributable to the Company	$(523,940)	$901,492	$377,552
Net loss attributable to the Company per common share - basic and diluted	$(0.005)	$0.009	$0.004

9.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Computer software	$44,319	$35,595
Equipment	124,730	123,074
Furniture & fixtures	33,336	33,336
Leasehold improvements	3,471	3,471
Total cost	205,856	195,476
Less accumulated depreciation and amortization	(36,649)	(10,516)
Property and equipment – net	$169,207	$184,960

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

Unaudited

10.	LEASES

The Company executed a lease for its corporate offices in Irving Texas. The lease began on November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

eVance leases its Georgia office facilities under an operating lease expiring in June 2016. Monthly lease payments range from $2,248 to $7,295 throughout the term of the lease.

Total rent expense for the three months ended March 31, 2016 was $132,623, compared to $100,524 for the three months ended March 31, 2015.

The future minimum lease payments required under long-term operating leases as of March 31, 2016 are as follows:

2016	$78,062
2017	74,270
2018	75,648
2019 and after	83,454
Total	$311,434

11.	CONTINGENCIES

On December 23, 2015, a former employee filed a complaint against Securus alleging, among other things, interference with the Oregon Family Leave Act and unlawful employment practices. The former employee is seeking $500,000 in economic and non-economic damages. The Company intends to defend the matter vigorously.

12.	NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable:

	March 31, 2016	December 31, 2015
Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s residual portfolio	$578,411	$681,361

Note payable to SME Funding LLC, due December 1,2016, bearing simple interest at 12%, secured by the Company’s residual portfolio	500,000	500,000

Notes payable due December 1, 2016, bearing interest at 12%, secured by the assets of eVance	8,029,916	8,029,916

Total	9,108,327	9,211,277

Less current portion	(9,014,711)	(8,984,544)

Long-term portion of notes payable	$93,616	$226,733

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

Unaudited

12.	NOTES PAYABLE (Continued)

Future maturities of notes as of March 31, 2016 are as follows:

2016	9,014,711
2017	93,616
Total	$9,108,327

13.	RELATED PARTY TRANSACTIONS

On February 15, 2016, SME Funding LLC purchased $35,000 of the Company’s residuals for $700,000 cash pursuant to a residual purchase agreement (“RPA”). Under the terms of the RPA, the Company is obliged to maintain the residual at $35,000 for a period of 20 months. In addition, the Company has the right to repurchase the residuals for $770,000 until October 17, 2017. As a result of the repurchase option, the Company accounted for the transaction as a liability and not as a sale. The $700,000 is included in other long term liabilities on the accompanying balance sheet.

14.	SUBSEQUENT EVENTS

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

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the Purchase Agreement, Chyp executed a three year preferred marketing agreement with eVance.

Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures, trade payables as well as liabilities to merchants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2016 and 2015 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, Securus and eVance. Securus operates as a national retail ISO and MSP with primary sales and merchant support offices in Portland, Oregon and West Palm Beach, Florida, which supplement a network of approximately 120-150 independent sales representatives located throughout the country. Securus services approximately 5,000 merchants across the country using First Data Corporation as its primary processing partner. eVance utilizes multiple processing partners including TSYS, Cynergy, Elavon, First Data Corporation and others. These relationships allow us to provide rapid clearing of payments, using traditional credit card terminals, POS systems and mobile applications, including Apple Pay, Samsung Pay and Android Pay. Our merchant account solutions, combined with the latest mobile site and cloud based technologies, are designed to meet the unique needs of our over 10,000 merchant customers across the U.S.

Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as a wholesale ISO generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO eVance takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. eVance also intends to acquire merchant debit and credit processing residual revenue streams paid by transaction processors to ISOs. eVance’ s U.S. merchant residual portfolios, comprise over 5,000 traditional retail and e-commerce merchant accounts, and several residual revenue portfolios.

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the Purchase Agreement, Chyp executed a three year preferred marketing agreement with eVance.

Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures, trade payables as well as liabilities to merchants.

During 2015, we began selling merchant cash advances through our Excel Business Solutions Inc. subsidiary. We sell alternative financing and working capital solutions to small and medium sized businesses as eVance Capital utilizing a variety of third party funding sources. We do not provide capital directly or take credit risk. We earn commissions from third-party capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs, or assets.

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

Results of Operations

On November 30, 2015, eVance acquired substantially all of the US operations of Calpian Inc. As a result of this acquisition, operating results for the three months ended March 31, 2016 and 2015 are not comparable. Virtually all of the changes in the results of operations are due to the acquisition of Calpian’s US assets by eVance.

Revenues

During the three months ended March 31, 2016, we had revenues of $4,019,658 compared to revenues of $1,153,709 for the three months ended March 31, 2015.

Costs and Expenses

Our operating costs and expenses were $3,474,766 for the three months ended March 31, 2016 as compared to $618,740 for the three months ended March 31, 2015. Salaries and wages were $975,835 for the three months ended March 31, 2016 as compared to $374,752 for the three months ended March 31, 2015. Corporate overhead accounted for $741,009 of total costs and expenses for the three months ended March 31, 2016, as compared to $477,628 for the three months ended March 31, 2015.

Interest expense

Interest expense was $328,616 for the three months ended March 31, 2016 as compared to $78,904 for the three months ended March 31, 2015. The increase was due to the debt assumed by eVance’s purchase of Calpian’s US assets.

Net income from continuing operations

Net income from continuing operations was $216,276 and $456,065 for the three months ended March 31, 2016 and 2015, respectively. Additional income generated in the first quarter of 2016 from the acquisition of eVance was offset by higher corporate overhead.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(233,114)	$(40,258)
Net cash used in investing activities	(5,504)	(77,805)
Net cash provided by (used in) financing activities	127,050	(74,249)
Net decrease in cash	$(111,568)	$(192,312)

Net cash used in operating activities for the three months ended March 31, 2016 was $233,114 as compared with $40,258 in 2015. Net losses for the three months ended March 31, 2016 were partially offset by changes in working capital.

Net cash used in investing activities was $5,504 for the three months ended March 31, 2016 as compared to $77,805 used in investing activities for the three months ended March 31, 2015.

Net cash provided by financing activities was $127,050 for the three months ended March 31, 2016 as compared to $74,249 used in financing activities for the three months ended March 31, 2015.

As of March 31, 2016, we had cash and cash equivalents of $250,562, total current assets of $1,410,636 and total current liabilities of $13,124,521.

The Company is currently seeking to refinance the debt assumed in connection with its acquisition of Calpian’s US assets as well obtain additional capital for general corporate purposes and to fund our growth including potential acquisitions of residual portfolios. There can be no assurance that the Company will be able to refinance its existing debt or obtain additional capital on terms that are acceptable to the Company.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. Restricted cash is not included as cash and cash equivalents.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 13, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

EXCEL CORPORATION

Dated: May 23, 2016	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: May 23, 2016	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)

