Form 10-Q
period 2016-06-30
Excel Corp
filed 2016-08-15
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of August 15, 2016, there were 96,759,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	252,939	$362,130
Accounts receivable	1,164,066	1,016,141
Prepaid expenses	6,493	43,074
Other current assets	174,913	83,545
Current assets held for sale	-	167,406
Total current assets	1,598,411	1,672,296

Other Assets
Fixed assets, net of depreciation	169,730	184,960
Goodwill	7,914,269	7,914,269
Note receivable	675,000	675,000
Equity investment	188,140	164,790
Residual portfolios	2,328,966	2,505,164
Other long term assets	516,762	593,893
Other assets held for sale	-	302,898
Total other assets	11,792,867	12,340,974
Total assets	13,391,278	$14,013,270

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	704,183	$1,374,878
Accrued compensation	1,877,660	1,508,531
Other accrued liabilities	1,276,834	839,308
Notes payable - current portion	8,998,547	8,984,544
Accrued costs of disposal of discontinued operations	400,000	-
Total current liabilities	13,257,224	12,707,261

Long-term Liabilities
Notes payable - long term portion	-	226,733
Other long term liabilities	719,988	41,692
Total long-term liabilities	719,988	268,425
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 0 and 2 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	-	-
Series B preferred stock, $.0001 par value 4,600,000 and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	460	-
Common stock, $.0001 par value, 200,000,000 shares authorized 96,759,070 and 98,259,070 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	9,676	9,826
Additional paid-in capital	4,770,503	4,428,391
Accumulated deficit	(5,366,573)	(3,400,633)
Total stockholders' equity (deficit)	(585,934)	1,037,584
Total Liabilities and Stockholders' Equity (Deficit)	13,391,278	$14,013,270

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Transaction and processing fees	$4,390,222	$1,060,225	$8,356,075	$2,213,934
Merchant cash advance revenue and other	56,069	-	109,874	-
Total revenues	4,446,291	1,060,225	8,465,949	2,213,934
Costs and expenses
Processing and servicing costs	2,159,790	142,263	4,169,799	-
Salaries and wages	841,138	338,925	1,816,973	672,678
Other selling general and administrative expenses	500,215	239,764	989,137	667,013
Total costs and expenses	3,501,143	720,952	6,975,909	1,339,691

Income from operations	945,148	339,273	1,490,040	874,243

Interest expense, net	278,039	67,695	606,655	146,600

Net income from continuing operations before income taxes	667,109	271,578	883,385	727,643
Income tax expense (benefit)
Current	246,830	100,484	326,852	269,228
Deferred	(246,830)	(100,484)	(326,852)	(269,228)
Income tax expense	-	-	-	-

Net income from continuing operations	$667,109	$271,578	$883,385	$727,643

Loss from discontinued operations, net of tax	$(661,655)	$(415,053)	$(2,008,684)	$(1,395,058)
Loss on disposal of operations	-	-	(840,641)	-
Net income (loss)	$5,454	$(143,475)	$(1,965,940)	$(667,415)

Net income (loss) per share
Basic & diluted, continuing operations	$0.007	$0.003	$0.009	$0.007
Basic & Diluted, discontinued operations	(0.007)	(0.004)	(0.029)	(0.014)
Basic & Diluted, Total	0.000	(0.001)	(0.020)	(0.007)

Weighted average shares outstanding basic & diluted	96,759,070	97,918,411	96,907,422	97,590,562

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(1,965,940)	$(667,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	243,998	49,004
Stock based compensation	112,423	147,575
Income in investment accounted for under the equity method	(23,350)	-
Loss on disposal of operations	840,641	-
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	(147,925)	139,642
Inventory	-	4,311
Other current assets	(91,368)	-
Prepaid expenses	36,581	25,456
Other long term assets	77,131	4,583
Increase (decrease)
Accounts payable	(670,695)	47,247
Accrued compensation	369,129	98,127
Other accrued liabilities	437,525	397,878
Other long-term liabilities	678,296	261

Net cash provided by (used in) operating activities	(103,554)	246,669

Cash flows from investing activities:
Purchase of property and equipment	(22,907)	(148,656)

Net cash used in investing activities	(22,907)	(148,656)

Cash flows from financing activities:
Issuance of notes	230,000	100,000
Issuance of preferred stock	(212,730)	-
Note and debt payments	-	(368,145)

Net cash provided by (used in) financing activities	17,270	(268,145)

Net decrease in cash	$(109,191)	$(170,132)

Cash - Beginning	$362,130	$326,788

Cash - Ending	$252,939	$156,656

Supplemental disclosure of cash flow information
Cash paid for interest	606,655	67,695

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

Unaudited

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized on November 13, 2010 as a Delaware corporation. The Company has three wholly owned subsidiaries, Excel Business Solutions, Inc. (d/b/a eVance Capital), Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”), and eVance Processing Inc. (“eVance”).

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

On April 12, 2016, eVance entered into an agreement with the Sellers and a cancellation of securities acknowledgement with one of eVance’s note-holders whereby the noteholder cancelled their note in the amount of $720,084 and Calpian issued eVance a note in the amount of $675,000 in exchange for eVance and the Sellers mutually waiving any claims either party has or could have under the Purchase Agreement against one another. The $675,000 note bears simple interest of 12% per annum payable monthly and matures on November 30, 2017. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and Seller and has claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principal balance of the $675,000 note up to a maximum of $675,000. The Company reflected the reduction in the assumed debt by $720,084 as a reduction in goodwill and a reduction in the debt assumed. In addition, the noteholder returned a warrant to purchase 360,042 shares of the Company’s common stock. As a result of this agreement, the $9,000,000 of notes payable was reduced to $8,279,916.

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the Purchase Agreement, Chyp executed a three-year preferred marketing agreement with eVance. Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio.

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

June 30, 2016

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Compensation, Other Accrued Liabilities, and Income Taxes Payable.

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

June 30, 2016

Unaudited

5.	DISCONTINUED OPERATIONS

On April 30, 2016, Securus entered into the Purchase Agreement with Chyp. In connection with the Purchase Agreement, Chyp executed a three year preferred marketing agreement with eVance.

Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures (BAV), trade payables as well as liabilities to merchants.

Pursuant to the Purchase Agreement, Securus will provide financial assistance to Chyp in the form of a forgivable loan to support the transition of Securus’ operations to Chyp. Securus will advance Chyp $75,000 per month for six months and $50,000 in the seventh and eighth months for a total of $550,000. Accordingly, Chyp has executed a $550,000 promissory note (the “Chyp Note”) in favor of Securus. The Chyp Note bears an interest rate of 12% per annum with both the principal and interest due on May 1, 2017. If Chyp is in material compliance with this Purchase Agreement and related agreements until May 1, 2017, Securus will forgive the Chyp Note. Securus will also reimburse Chyp for commissions payable to Chyp employees and agents on Securus’ residual portfolio as if those agents and employees were still employed by Securus. Chyp is owned by Steven Lemma and Mychol Robirds who are former executives of Securus.

We accounted for the sale of the Securus operations to Chyp in accordance with ASC 205-20-45-1 and have classified the assets and operations sold to Chyp as discontinued operations. The Company recorded a loss on disposal of $840,641 related to the transaction. The charge includes a $290,641 write-off of the net assets acquired by Chyp and $550,000 for the financial assistance to be provided to Chyp during 2016.

A summary of results of discontinued operations is as follows:

	Six Months Ended June 30,
	2016	2015
Revenues	$2,027,113	$5,717,322
Operating expenses	(4,035,797)	(7,112,380)
Pre-tax loss from discontinued operations	(2,008,684)	(1,395,058)
Loss from discontinued operations, net of tax	$(2,008,684)	$(1,395,058)

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2016 and June 30, 2015, the Company had available unused operating loss carryforwards of $2,680,500 and $2,376,158, respectively, which generated a deferred tax benefits of $991,785 and $879,178, respectively. The Company had a 100% valuation allowance on the deferred tax assets at June 30, 2016.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

Unaudited

6.	INCOME TAXES (Continued)

The Company’s provision for income taxes for the three and six months ended June 30, 2016 and 2015 consists of the following:

	Six months Ended June 30, 2016			Six months Ended June 30, 2015
Income Tax Expense	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current	$326,852	$(743,213)	$(416,361)	$269,228	$(516,171)	$(246,943)
Deferred	(326,852)	743,213	416,361	(269,228)	516,171	246,943
Total	$-	$-	$-	$-	$-	$-

	Three months Ended June 30, 2016			Three months Ended June 30, 2015
Income Tax Expense	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current	$246,830	$(244,813)	$2,017	$100,484	$(153,570)	$(53,086)
Deferred	(246,830)	244,813	(2,017)	(100,484)	153,570	53,086
Total	$-	$-	$-	$-	$-	$-

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

We estimate the fair value of warrants and stock options when issued or vested using the Black-Scholes options pricing model and subsequent changes in fair value are not recognized. Option pricing models require the input of highly subjective assumptions. We determined, using the Black-Scholes options pricing model, that these warrants have no current value, based on a maturity date of five years, a risk-free interest rate of 2.230%, and a calculated volatility rate of 8.530%, using historical stock prices of the Company.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

Unaudited

7.	STOCKHOLDERS’ EQUITY (Continued)

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

8.	ACQUISITIONS

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

Selected Pro Forma Financial Information	Excel	Calpian US Operations	Pro Forma

Revenues	$2,213,934	$6,390,257	$8,604,191
Net income attributable to the Company	$(667,415)	$(341,819)	$(1,009,234)
Net loss attributable to the Company per common share - basic and diluted	$(0.007)	$(0.003)	$(0.010)

9.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Computer software	$38,604	$35,595
Equipment	137,723	123,074
Furniture & fixtures	43,266	33,336
Leasehold improvements	3,471	3,471
Total cost	223,064	195,476
Less accumulated depreciation and amortization	(53,334)	(10,516)
Property and equipment – net	$169,730	$184,960

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

Unaudited

10.	LEASES

The Company executed a lease for its corporate offices in Irving Texas. The lease began on November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

eVance leases its Georgia office facilities under an operating lease expiring in November 2019. Monthly lease payments range from $0 to $9,046 throughout the term of the lease.

Total rent expense for the six months ended June 30, 2016 was $167,969, compared to $202,808 for the three months ended June 30, 2015.

The future minimum lease payments required under long-term operating leases as of June 30, 2016 are as follows:

2016	$36,504
2017	147,278
2018	162,048
2019 and after	182,960
Total	$528,790

11.	CONTINGENCIES

Real American Capital Corporations filed a lawsuit against the Company in October 2015 claiming default under a note. The plaintiff seeks damages of $120,000 plus interest and other costs. The Company intends to defend this matter vigorously. The Company is also subject to various other claims and actions arising in the normal course of business, none of which are expected to have a material impact on the financial position or results of operations of the Company.

12.	NOTES PAYABLE

The following summarizes the Company’s current outstanding notes payable:

	June 30, 2016	December 31, 2015
Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s residual portfolio	$468,631	$681,361

Note payable to SME Funding LLC, due December 1, 2016, bearing simple interest at 12%, secured by the Company’s residual portfolio	500,000	500,000

Notes payable due December 1, 2016, bearing interest at 12%, secured by the assets of eVance	8,029,916	8,029,916

Total	8,998,547	9,211,277

Less current portion	(8,998,547)	(8,984,544)

Long-term portion of notes payable	$-	$226,733

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

Unaudited

12.	NOTES PAYABLE (Continued)

Future maturities of notes as of June 30, 2016 are as follows:

2016	8,904,931
2017	93,616
Total	$8,998,547

13.	RELATED PARTY TRANSACTIONS

On February 15, 2016, SME Funding LLC purchased $35,000 of the Company’s monthly residuals for $700,000 cash, pursuant to a residual purchase agreement (“RPA”). Under the terms of the RPA, the Company is obliged to maintain the residual at $35,000 for a period of 20 months. In addition, the Company has the right to repurchase the residuals for $770,000 until October 17, 2017. As a result of the repurchase option, the Company accounted for the transaction as a liability and not as a sale. The $700,000 is included in other long-term liabilities on the accompanying balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to small and medium sized businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, Securus and eVance. Securus operates as a national retail ISO and MSP with approximately 5,000 merchants across the country using First Data Corporation as its primary processing partner. eVance utilizes multiple processing partners including TSYS, Cynergy, Elavon, First Data Corporation and others. These relationships allow us to provide rapid clearing of payments, using traditional credit card terminals, POS systems and mobile applications, including Apple Pay, Samsung Pay and Android Pay. Our merchant account solutions, combined with the latest mobile site and cloud based technologies, are designed to meet the unique needs of our over 10,000 merchant customers across the U.S.

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

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the Purchase Agreement, Chyp executed a three-year preferred marketing agreement with eVance.

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

During 2015, we began selling merchant cash advances through our Excel Business Solutions Inc. subsidiary, marketed as “eVance Capital” and “Securus Cash and Capital.” We sell alternative financing and working capital solutions to small and medium sized businesses utilizing a variety of third-party funding sources. We do not provide capital directly or take credit risk. We earn commissions from third-party capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs, or assets.

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

Results of Operations

On November 30, 2015, eVance acquired substantially all of the US operations of Calpian Inc. As a result of this acquisition, operating results for the three months ended June 30, 2016 and 2015 are not comparable. Virtually all of the changes in the results of operations are due to the acquisition of Calpian’s US assets by eVance.

Revenues

During the three months ended June 30, 2016, we had revenues of $4,446,291 compared to revenues of $1,060,225 for the three months ended June 30, 2015. For the six months ended June 30, 2016 we had revenues of $8,465,949 as compared to revenues of $2,213,934 for the six months ended June 30, 2015.

Costs and Expenses

Our operating costs and expenses were $3,501,143 for the three months ended June 30, 2016 as compared to $720,952 for the three months ended June 30, 2015. Processing and servicing costs were $2,159,790 or 48.6% of total revenue for the three months ended June 30, 2016 and $4,169,799 or 49.3% of total revenue for the six months ended June 30, 2016. Corporate overhead accounted for $554,357 and $1,287,210 of total costs and expenses for the three and six months ended June 30, 2016 respectively, as compared to $580,731 and $1,058,359 for the three and six months ended June 30, 2015.

Interest expense

Interest expense net of interest income was $278,039 for the three months ended June 30, 2016 as compared to $67,695 for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, net interest expense was $606,655 and $146,600, respectively. The increase was due primarily to the debt assumed by eVance’s purchase of Calpian’s US assets.

Net income from continuing operations

Net income from continuing operations was $667,109 and $271,578 for the three months ended June 30, 2016 and 2015, respectively. Net income from continuing operations was $883,385 and 727,643 for the six months ended June 30, 2016 and 2015, respectively. The increase in income in both periods was due to both higher processing revenues by Securus and the additional income generated by the acquisition of eVance in November of 2015.

Loss on discontinued operations includes the results of the Securus operations sold to Chyp LLC through April 30, 2016

Liquidity and Capital Resources

The following summarizes our cash flows:

	Six months ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$(103,554)	$246,669
Net cash used in investing activities	(22,907)	(148,656)
Net cash provided by (used in) financing activities	17,270	(268,145)
Net decrease in cash	$(109,191)	$(170,132)

Net cash used in operating activities for the six months ended June 30, 2016 was $103,554 as compared with net cash provided by operating activities $246,669 in 2015. Net losses from discontinued operations were partially offset by improvement in continuing operations. Net losses for the three months ended June 30, 2016 were partially offset by changes in working capital.

Net cash used in investing activities was $22,907 for the six months ended June 30, 2016 as compared to $148,656 used in investing activities for the six months ended June 30, 2015. The higher capital expenditures in 2015 were primarlily for computer software.

Net cash provided by financing activities was $17,270 for the six months ended June 30, 2016 as compared to $268,145 used in financing activities for the six months ended June 30, 2015. The improvement was due to the issuance of the Class B Convertible Preferred Stock.

As of June 30, 2016, we had cash and cash equivalents of $252,939, total current assets of $1,598,411 and total current liabilities of $13,257,224.

The Company is currently seeking to refinance the debt assumed in connection with its acquisition of Calpian’s US assets to obtain additional capital to fund our growth, including potential acquisitions of residual portfolios and for general corporate purposes. There can be no assurance that the Company will be able to refinance its existing debt or obtain additional capital on terms that are acceptable to the Company, or at all.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.01	Definitive Purchase Agreement, dated April 30, 2016, between Payprotec Oregon LLC and Chyp LLC is incorporated herein by reference to exhibit 2.01 of the Company’s Current Report on Form 8-K dated April 30, 2016

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL CORPORATION

Dated: August 15, 2016	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: August 15, 2016	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)

