Form 10-Q
period 2016-09-30
Excel Corp
filed 2016-11-14
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of November 14, 2016, there were 97,759,070 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$84,898	$362,130
Accounts receivable	984,830	1,016,141
Prepaid expenses	83,720	43,074
Other current assets	99,584	83,545
Current assets held for sale	-	167,406
Total current assets	1,253,032	1,672,296

Other Assets
Fixed assets, net of depreciation	178,050	184,960
Goodwill	7,914,269	7,914,269
Note receivable	675,000	675,000
Equity investment	181,126	164,790
Residual portfolios	2,238,227	2,505,164
Other long term assets	615,314	593,893
Other assets held for sale intercompany	-	302,898
Total other assets	11,801,986	12,340,974
Total assets	$13,055,018	$14,013,270

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$667,148	$1,374,878
Accrued compensation	2,066,891	1,508,531
Other accrued liabilities	848,479	839,308
Notes payable - current portion	8,881,482	8,984,544
Accrued costs of disposal of discontinued operations	175,000	-
Total current liabilities	12,639,000	12,707,261

Long-Term Liabilities
Notes payable - long term portion	-	226,733
Other long term liabilities	743,128	41,692
Total long-term liabilities	743,128	268,425
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 0 shares and 2 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	-	-
Series B preferred stock, $.0001 par value 4,600,000 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	460	-
Common stock, $.0001 par value, 200,000,000 shares authorized 97,759,070 and 98,259,070 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	9,776	9,826
Additional paid-in capital	4,799,348	4,428,391
Accumulated deficit	(5,136,694)	(3,400,633)
Total stockholders' equity (deficit)	(327,110)	1,037,584
Total Liabilities and Stockholders' Equity (Deficit)	$13,055,018	$14,013,270

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Transaction and processing fees	$4,219,080	$1,060,224	$12,575,155	$3,274,158
Merchant cash advance revenue and other	46,282	21,623	156,156	21,623
Total revenues	4,265,362	1,081,847	12,731,311	3,295,781
Costs and expenses
Processing and servicing costs	2,467,680	-	6,637,479	-
Salaries and wages	790,788	362,798	2,607,761	1,035,476
Other selling general and administrative expenses	341,215	271,806	1,330,352	938,819
Total costs and expenses	3,599,683	634,604	10,575,592	1,974,295

Income from operations	665,679	447,243	2,155,719	1,321,486

Interest expense, net	310,763	66,773	917,418	213,373

Net income from continuing operations before income taxes	354,916	380,470	1,238,301	1,108,113
Income tax expense (benefit)
Current	131,319	140,774	458,171	410,002
Deferred	(131,319)	(140,774)	(458,171)	(410,002)
Income tax expense	-	-	-	-

Net income from continuing operations	$354,916	$380,470	$1,238,301	$1,108,113

Loss from discontinued operations, net of tax	$(125,036)	$(806,424)	$(2,133,721)	$(2,201,483)
Loss on disposal of operations	-	-	(840,641)	-
Net income (loss)	$229,880	$(425,954)	$(1,736,061)	$(1,093,370)

Net income (loss) per share
Basic & diluted, continuing operations	$0.004	$0.004	$0.013	$0.011
Basic & Diluted, discontinued operations	(0.001)	(0.008)	(0.031)	(0.022)
Basic & Diluted, Total	0.003	(0.004)	(0.018)	(0.011)

Weighted Average Shares Outstanding Basic & Diluted	97,291,679	99,259,070	97,036,442	98,152,843

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(1,736,061)	$(1,093,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	328,932	75,325
Stock based compensation	139,367	218,362
Income in investment accounted for under the equity method	(16,336)	-
Loss on disposal of operations	615,641	-
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	31,311	(29,222)
Inventory	-	4,704
Prepaid expenses	(40,646)	36,265
Other current assets	(16,039)	-
Other long term assets	(21,421)	6,874
Increase (decrease)
Accounts payable	(707,730)	494,965
Accrued compensation	558,360	397,842
Other accrued liabilities	11,171	409,263
Other long-term liabilities	701,436	2,218

Net cash provided by (used in) operating activities	(152,015)	523,226

Cash flows from investing activities:
Purchase of property and equipment	(25,422)	(163,656)

Net cash used in investing activities	(25,422)	(163,656)

Cash flows from financing activities:
Issuance of notes	-	100,000
Issuance of preferred stock	230,000	-
Note and debt payments	(329,795)	(564,193)

Net cash used in financing activities	(99,795)	(464,193)

Net decrease in cash	$(277,232)	$(104,623)

Cash - Beginning	$362,130	$326,788

Cash - Ending	$84,898	$222,165

Supplemental disclosure of cash flow information
Cash paid for interest	917,418	66,773

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

Unaudited

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized on November 13, 2010 as a Delaware corporation. The Company has three wholly owned subsidiaries, Excel Business Solutions, Inc. (d/b/a eVance Capital), Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”), and eVance Processing Inc. (“eVance”).

On February 17, 2014, the Company entered into a Securities Exchange Agreement (the “SEA”) with Securus, Mychol Robirds and Steven Lemma, to purchase 90% of the membership interests of Securus and its subsidiary Securus Consultants, LLC. On April 21, 2014, the Company completed the acquisition of 100% of Securus pursuant to the SEA and through a Securities Exchange Agreement (“E-Cig Agreement) with E-Cig Ventures LLC.

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

On April 12, 2016, eVance entered into an agreement with the Sellers and a cancellation of securities acknowledgement with one of eVance’s note-holders whereby the noteholder cancelled its note in the amount of $720,084 and Calpian issued eVance a note in the amount of $675,000 in exchange for eVance and the Sellers mutually waiving any claims either party has or could have under the Purchase Agreement against the other. The $675,000 note bears simple interest of 12% per annum payable monthly and matures on November 30, 2017. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and Seller and claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principal balance of the $675,000 note up to a maximum of $675,000. The Company reflected the reduction in the assumed debt by $720,084 as a reduction in goodwill and a reduction in the debt assumed. In addition, the noteholder returned a warrant to purchase 360,042 shares of the Company’s common stock. As a result of this agreement, the $9,000,000 of notes payable was reduced to $8,279,916.

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “2016 Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the 2016 Purchase Agreement, Chyp executed a three-year preferred marketing agreement with eVance. Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained the approximately 5,000 merchants and related merchant processing residual portfolios.

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

September 30, 2016

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

Unaudited

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230).” This ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The ASU’s amendments add or clarify guidance on eight cash flow issues:

●	Debt prepayment or debt extinguishment costs.
●	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.
●	Contingent consideration payments made after a business combination.
●	Proceeds from the settlement of insurance claims.
●	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.
●	Distributions received from equity method investees.
●	Beneficial interests in securitization transactions.
●	Separately identifiable cash flows and application of the predominance principle.

The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Early adoption is permitted. The Company is currently evaluating the potential effect of this standard on its consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

5.	DISCONTINUED OPERATIONS

On April 30, 2016, Securus entered into the 2016 Purchase Agreement with Chyp. In connection with the 2016 Purchase Agreement, Chyp executed a three year preferred marketing agreement with eVance.

Pursuant to the 2016 Purchase Agreement, Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures (BAV), trade payables as well as liabilities to merchants.

Pursuant to the 2016 Purchase Agreement, Securus will provide financial assistance to Chyp in the form of a forgivable loan to support the transition of Securus’ operations to Chyp. Securus advances Chyp $75,000 per month for six months and $50,000 in the seventh and eighth months for a total of $550,000. Accordingly, Chyp executed a $550,000 promissory note (the “Chyp Note”) in favor of Securus. The Chyp Note bears an interest rate of 12% per annum with both the principal and interest due on May 1, 2017. If Chyp is in material compliance with the 2016 Purchase Agreement and related agreements through May 1, 2017, Securus will forgive the Chyp Note. Securus will also reimburse Chyp for commissions payable to Chyp employees and agents on Securus’ residual portfolio as if those agents and employees were still employed by Securus. Chyp is owned by Steven Lemma and Mychol Robirds, who are former executives of Securus.

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

A summary of results of discontinued operations is as follows:

	Nine months ended September 30,
	2016	2015
Revenues	$2,027,113	$8,606,703
Operating expenses	(4,160,834)	(10,808,186)
Pre-tax loss from discontinued operations	(2,133,721)	(2,201,483)
Loss from discontinued operations, net of tax	$(2,133,721)	$(2,201,483)

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

Unaudited

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2016 and December 31, 2015, the Company had available unused operating loss carryforwards of $3,667,302 and $1,931,243, respectively, which generated a deferred tax benefits of $1,356,902 and $714,560, respectively. The Company had a 100% valuation allowance on the deferred tax assets at September 30, 2016.

The Company’s provision for income taxes for the three and nine months ended September 30, 2016 and 2015 consists of the following:

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
Income Tax Expense	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current	$458,171	$(1,100,514)	$(642,343)	$410,002	$(814,548)	$(404,546)
Deferred	(458,171)	1,100,514	642,343	(410,002)	814,548	404,546
Total	$-	$-	$-	$-	$-	$-

	Three months Ended September 30, 2016			Three months Ended September 30, 2015
Income Tax Expense	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current	$131,319	$(46,263)	$85,056	$140,774	$(298,377)	$(157,603)
Deferred	(131,319)	46,263	(85,056)	(140,774)	298,377	157,603
Total	$-	$-	$-	$-	$-	$-

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

On April 21, 2014, the Company issued two shares of Series A Preferred Stock to the two previous members of Securus. As long as a former member held at least 9,000,000 shares of the Company’s common stock, then the member had the right to exchange his share of preferred stock for a 24.5% share of the membership interests of Securus upon a change of control in Securus (as defined). In connection with the 2016 Purchase Agreement on April 30, 2016, the Company acquired the two shares of Series A Preferred Stock.

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

On September 1, 2015, the Company issued 2,000,000 shares of its Common Stock to an executive in connection with the executive’s employment and the use of certain trade names and brands owned by the executive. 500,000 shares vested upon grant and an additional 500,000 shares were scheduled to vest on September 1, 2016, September 1, 2017, and September 1, 2018. The Company terminated the executive’s employment in January 2016, and the shares subject to vesting (1,500,000) were forfeited. The executive is currently disputing the forfeiture of these shares.

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

September 30, 2016

Unaudited

7.	STOCKHOLDERS’ EQUITY (Continued)

The Series B Shares are convertible into shares of the Company’s common stock par value $0.0001 (“Common Stock”) on a ratio of 1-to-1, subject to adjustment for stock splits and stock dividends. The Series B Shares rank senior to the Common Stock and other preferred shares and carry a liquidation preference of $.05 per share. Holders of the Series B Shares are entitled to receive dividends declared on the Company’s Common Stock on an as converted basis. Each Series B Share entitles the Holder thereof to 20 votes per share on all matters subject to voting by holders of the Company’s Common Stock. The issuance of 4,600,000 shares of Series B Shares, entitles the Holders thereof to 92,000,000 votes. Under the terms of the Series B Shares, the Company has the right to require a Holder to convert the Series B Shares into Common Stock at any time after the Holder resigns, is terminated or otherwise ceases to be an officer of the Company. In addition, the Company has the right at any time after July 18, 2016 to repurchase and retire all but not less than all of the Series B Preferred Stock for $0.05 per share provided that it gives notice to the Holder of the Company’s intent to redeem the shares and the Holder does not elect to convert the Series B Shares into Common Stock in lieu of the redemption.

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

On August 12, 2016, the Company granted 1,000,000 shares of its common stock to an employee. 333,333 of these shares vested immediately, 333,333 vest on December 1, 2016 and 333,334 vest on December 1, 2017. The Company recorded compensation expense of $26,944 for the three months ended September 30, 2016. On August 12, 2016, the Company also issued a warrant to purchase 500,000 of its common stock to a consultant. The warrant has an exercise price of $0.06 per share and a term of 18 months.

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

Selected Pro Forma Financial Information	Excel	Calpian US Operations	Pro Forma

Revenues	$3,295,781	$11,190,841	$14,486,622
Net income attributable to the Company	$(1,093,370)	$331,663	$(761,707)
Net loss attributable to the Company per common share - basic and diluted	$(0.011)	$0.003	$(0.008)

9.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Computer software	$38,604	$35,595
Equipment	152,154	123,074
Furniture & fixtures	43,266	33,336
Leasehold improvements	16,538	3,471
Total cost	250,562	195,476
Less accumulated depreciation and amortization	(72,512)	(10,516)
Property and equipment – net	$178,050	$184,960

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

Unaudited

10.	LEASES

The Company executed a lease for its corporate offices in Irving Texas. The lease began on November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

eVance leases its Georgia office facilities under an operating lease expiring in November 2019. Monthly lease payments range from $0 to $9,046 throughout the term of the lease.

Total rent expense for the nine months ended September 30, 2016 was $252,681, compared to $309,166 for the nine months ended September 30, 2015.

The future minimum lease payments required under long-term operating leases as of September 30, 2016 are as follows:

2016	$43,086
2017	175,091
2018	179,489
2019 and after	181,375
Total	$579,041

11.	CONTINGENCIES

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

12.	NOTES PAYABLE

The following summarizes the Company’s notes payable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s residual portfolio	$351,566	$681,361

Note payable to SME Funding LLC, due December 1, 2016, bearing simple interest at 12%, secured by the Company’s residual portfolio	500,000	500,000

Notes payable due December 1, 2016, bearing interest at 12%, secured by the assets of eVance	8,029,916	8,029,916

Total	8,881,482	9,211,277

Less current portion	(8,881,482)	(8,984,544)

Long-term portion of notes payable	$-	$226,733

On November 2, 2016 the Company paid in full all of the notes described in this Note 12. See Note 14.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

Unaudited

13.	RELATED PARTY TRANSACTIONS

On February 15, 2016, SME Funding LLC purchased $35,000 of the Company’s monthly residuals for $700,000 cash, pursuant to a residual purchase agreement (“RPA”). Under the terms of the RPA, the Company was obliged to maintain the residual at $35,000 for a period of 20 months. In addition, the Company had the right to repurchase the residuals for $770,000 prior to October 17, 2017. As a result of the repurchase option, the Company accounted for the transaction as a liability and not as a sale. The $700,000 is included in other long-term liabilities on the accompanying balance sheet. The Company exercised this right and repurchased the residuals for $770,000 on November 3, 2016. See Note 14.

14	SUBSEQUENT EVENT

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with GACP Finance Co. LLC as administrative agent (“Agent”) and the other lenders as from time to time party thereto. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000 (each a “Loan” or together “Loans”).

The Loans accrue interest of 18% per annum of which 13% is payable in cash monthly and 5% is payable in kind (PIK). Pursuant to the Loan Agreement, the Loans are secured by substantially all of the assets of the Company including but not limited to the Company’s residual portfolios. In addition, certain of Excel’s subsidiaries are guarantors under the Loan Agreement.

The Loan Agreement contains customary events of default, including but not limited to non-payment of principal or other amounts under the Loan Agreement, breach of covenants, certain voluntary and involuntary bankruptcy events. The Loan agreement also contains certain financial covenants including maintenance of certain EBITDA levels and minimum liquidity (as defined). If any event of default occurs and is continuing, the Agent declare all amounts owed to be due (except for a bankruptcy event of default), in which case such amounts will automatically become due and payable.

The Company used the proceeds from the loan to repay all of its existing secured debt of which $8,881,482 was outstanding on September 30, 2016 (See Note 12). In addition, the Company exercised its repurchase rights under RPA and paid SME Funding LLC $770,000 to repurchase a $35,000 monthly residual (see Note 13).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “2016 Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the Purchase Agreement, Chyp executed a three-year preferred marketing agreement with eVance.

Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and the related merchant processing residual portfolios. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures, trade payables as well as liabilities to merchants.

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

Results of Operations

On November 30, 2015, eVance acquired substantially all of the US operations of Calpian Inc. As a result of this acquisition, operating results for the three months ended September 30, 2016 and 2015 are not comparable. The substantial increases in revenues and operating costs and expenses are due to the acquisition of Calpian’s US assets by eVance.

Revenues

During the three months ended September 30, 2016, we had revenues of $4,265,362 compared to revenues of $1,081,847 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 we had revenues of $12,731,311 as compared to revenues of $3,295,781 for the nine months ended September 30, 2015. Revenues from Securus increased by $218,758 and $226,373 for the three months and nine months ended September 30, 2016 respectively as compared to the prior year.

Costs and Expenses

Our operating costs and expenses were $3,599,683 for the three months ended September 30, 2016 as compared to $634,604 for the three months ended September 30, 2015. Processing and servicing costs were $2,467,680 or 57.9% of total revenue for the three months ended September 30, 2016 and $6,637,479 or 52.1% of total revenue for the nine months ended September 30, 2016. Corporate overhead accounted for $623,699 and $1,910,993 of total costs and expenses for the three and nine months ended September 30, 2016, respectively, as compared to $448,624 and $1,501,869 for the three and nine months ended September 30, 2015. The increase in corporate overhead was primarily due to higher compensation.

Interest expense

Interest expense net of interest income was $310,763 for the three months ended September 30, 2016 as compared to $66,773 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, net interest expense was $917,418 and $213,373, respectively. The increase was due primarily to the $8,029,916 of debt assumed by eVance’s purchase of Calpian’s US assets.

Net income from continuing operations

Net income from continuing operations was $354,916 and $380,470 for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, higher operating income from Securus was offset by higher corporate overhead and interest expense as compared to the prior year period. Net income from continuing operations was $1,238,301 and $1,108,113 for the nine months ended September 30, 2016 and 2015, respectively. The increase in income for the nine months ended September 30, 2016 as compared to the prior year period was due to both higher processing revenues by Securus and the additional income generated by the acquisition of eVance in November of 2015.

Loss on discontinued operations includes the results of the Securus operations sold to Chyp LLC on April 30, 2016.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Nine months ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$(152,015)	$523,226
Net cash used in investing activities	(25,422)	(163,656)
Net cash used in financing activities	(99,795)	(464,193)
Net decrease in cash	$(277,232)	$(104,623)

Net cash used in operating activities for the nine months ended September 30, 2016 was $152,015 as compared with net cash provided by operating activities $523,226 in 2015. Net losses from discontinued operations were partially offset by improvement in continuing operations for the nine months ended September 30, 2016.

Net cash used in investing activities was $25,422 for the nine months ended September 30, 2016 as compared to $163,656 used in investing activities for the nine months ended September 30, 2015. The higher capital expenditures in 2015 were primarily for computer software.

Net cash used in financing activities was $99,795 for the nine months ended September 30, 2016 as compared to $464,193 used in financing activities for the nine months ended September 30, 2015. The improvement was due to the issuance of the Class B Convertible Preferred Stock and lower debt service payments.

As of September 30, 2016, we had cash and cash equivalents of $84,898, total current assets of $1,253,032 and total current liabilities of $12,639,000.

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with GACP Finance Co. LLC as administrative agent (“Agent”) and the other lenders as from time to time party thereto. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000 (“Loan” or together “Loans”). The Loans accrue interest of 18% per annum of which 13% is payable in cash monthly and 5% is payable in kind (PIK). Pursuant to the Loan Agreement, the Loans are secured by substantially all of the assets of the Company including but not limited to the Company’s residual portfolios. In addition, certain of Excel’s subsidiaries are guarantors under the Loan Agreement.

The Loan Agreement contains customary events of default, including but not limited to non-payment of principal or other amounts under the Loan Agreement, breach of covenants and certain voluntary and involuntary bankruptcy events. The Loan Agreement also contains certain financial covenants including maintenance of certain EBITDA levels and minimum liquidity. If any event of default occurs and is continuing, the Agent declare all amounts owed to be due (except for a bankruptcy event of default), in which case such amounts will automatically become due and payable.

The Company believes that the additional working capital provided by the Loan as well as future cash flows from operations will be sufficient to meet the Company’s operating expenses and obligations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.01	Loan and Security Agreement Dated November 2, 2016 Among GACP Finance Co. LLC., as Agent, the Lenders as time to time party hereto, as lenders, Excel Corporation, as Borrower, and certain subsidiaries of Borrower, as Guarantors is incorporated herein by reference to exhibit 10.01 of the Company’s Current Report on Form 8-K dated November 2, 2016

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL CORPORATION

Dated: November 14, 2016	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: November 14, 2016	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)

