Form 10-K
period 2016-12-31
Excel Corp
filed 2017-04-14
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of Common Stock held by non-affiliates as of April 13, 2017 was 62,834,262 shares, having an aggregate market value of approximately $10,047,198 based upon the closing price of registrant’s common stock on such date of $0.16 per share as quoted on the OTCQB Market. For purposes of the foregoing calculation, all directors, executive officers, and 10% beneficial owners have been deemed to be affiliates.

As of April 13, 2017, there were 97,860,366 shares of common stock, par value $0.0001 per share, outstanding.

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

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of SEC filings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of our services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

i

PART I

Item 1.	Business.

Introduction

We sell integrated financial and transaction processing services to businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, eVance Processing Inc. (“eVance”) and Payprotec Oregon, LLC d/b/a Securus Payments (“Securus”). Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchant and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for these services and risk. Securus operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

eVance utilizes multiple processing partners including TSYS, Elavon, First Data Corporation and others. These relationships allow us to provide rapid clearing of payments, using traditional terminals, POS systems and mobile applications, including Apple Pay, Samsung Pay and Android Pay.

During 2015, we began offering merchant cash advances and loans through our Excel Business Solutions Inc. subsidiary, doing business as eVance Capital. We act as an ISO providing alternative financing and working capital solutions to small and medium sized businesses using a variety of third party funding sources. As an ISO we do not provide capital directly or take credit risk. We earn commissions from independent third parties by placing their financial products with our merchant customers. This portion of our business does not currently represent a significant portion of our revenues, costs or assets.

We are actively seeking additional acquisition opportunities including, but not limited to, merchant services and residual revenue portfolios. Although management believes that there are multiple acquisition opportunities, there can be no assurance that we will be able to complete any of these transactions.

Corporate History

Excel Corporation (the “Company”) was organized November 13, 2010 as a Delaware corporation. The Company has three wholly owned subsidiaries, eVance Processing Inc., Excel Business Solutions, Inc. (d/b/a eVance Capital), and Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”).

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

On November 30, 2015, eVance Processing Inc. (“eVance”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Calpian, Inc. (“Calpian”), Calpian Residual Acquisition, LLC (“CRA”) and Calpian Commerce, Inc., a wholly owned subsidiary of Calpian (“CCI,” and collectively with Calpian and CRA, the “Sellers”). Pursuant to the Purchase Agreement, eVance acquired substantially all of the U.S. assets and operations of the Sellers. In consideration for the acquired assets, eVance assumed certain of the Sellers’ liabilities, including $8,279,916 of notes payable and certain of the Sellers’ outstanding contractual obligations.

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “2016 Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the 2016 Purchase Agreement, Chyp executed a three-year preferred marketing agreement with eVance. Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland, Oregon and West Palm Beach, Florida. Securus retained approximately 5,000 merchants and related merchant processing residual portfolios.

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with GACP Finance Co. LLC as administrative agent (“Agent”) and the other lenders as from time to time party thereto. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000 (each a “Loan” or together “Loans”). The Company used the proceeds from the Initial Term Loan to repay all of its existing secured debt. The Company intends to use the Delayed Draw Term Loan to fund acquisitions of portfolios of recurring residual revenues from credit and debit card transactions or companies that own these portfolios. Funding of the Delayed Draw Term Loan is subject to certain conditions including borrowing base limitations and further lender due diligence.

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

The detailed network of a credit card transaction includes several aspects: credit card associations (e.g.Visa and MasterCard); card issuers; merchants; merchant acquirers; processors; the consumers buying the goods and services; and merchants that are selling them. The card issuers distribute cards to consumers, bill them, and collect payment from them. The processor is responsible for delivering the transaction to the appropriate card issuer so that the customer is billed and the merchant receives funds for the purchase. The merchant acquirer recruits merchants to accept cards and provides the front-end service of routing the transaction to the network’s processing facilities. Merchant acquirers often delegate the actual processing to third-party service providers.

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

Bankcard processing revenue from contracted merchants is typically recurring in nature. The industry average term of a merchant processing contract is three years. Our combined product offerings in the form of receivable purchases and upgraded credit card terminal leases have the added value of establishing a longer-term relationship with the customer, as they have the ability to use us for many service needs.

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

The proliferation of credit and debit cards has made the acceptance of bankcards a necessity for businesses, both large and small, in order to remain competitive. As a result, many of these small to medium-sized businesses are seeking to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their products. Previously, larger acquiring banks have marketed credit card processing services to national and regional merchants and have not focused on small to medium-sized merchants, as small to medium-sized merchants have often been perceived as too difficult to identify and expensive to service. These merchants generally have a lower volume of credit card transactions and have traditionally been underserved by credit card processors.

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

Sales and Marketing, We primarily use independent agents and other smaller ISOs to market our services. We intend to increase the number of independent agents and ISO’s that sell on our behalf. We may also gain additional agents through the acquisition of merchant portfolios or companies. We may also add to our direct sales channel for certain industry segments or customer profiles.

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

Competition, The payment processing industry is highly competitive. We compete with other ISOs for the acquisition of merchant agreements. Several sponsor banks and processors including First National Bank of Omaha, Chase Paymentech, L.P., Bank of America Merchant Services, First Data Corporation, Global Payments, Elavon Inc, as well as Wells Fargo, U.S. Bank and others, frequently solicit merchants directly or through their own network of ISOs. Competition is based upon a number of factors including price, service and product offerings. Many of these competitors are larger and have substantially greater resources than us. We believe we remain competitive to these processors and competitive ISOs through a combination of beneficial pricing and services to our merchant customers.

Employees

As of April 10, 2017, we have 31 full-time employees. Four of these employees are located in our corporate offices in Irving, Texas, 22 are employed by eVance, and five are employed by Excel Business Solutions. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Item 1A.	Risk Factors.

We may not be able to raise the additional capital necessary to execute our business strategy which includes the acquisition of other companies, operations or asset portfolios.

We intend to grow in part through acquisitions, business combinations and or merchant portfolio purchases. Our ability to successfully execute these transactions may depend on our ability to raise additional debt and/or equity capital. Our ability to raise additional capital is uncertain and dependent upon numerous factors beyond our control, including but not limited to economic conditions, regulatory factors, reduced retail sales, increased taxation, reductions in consumer confidence, changes in levels of consumer spending, changes in preferences in how consumers pay for goods and services, weak housing markets and availability or lack of availability of credit. If we are unable to obtain additional capital, or if the terms thereof are too costly, we may be unable to successfully execute our business strategy.

We may need more financing earlier than we anticipate if we:

●	expand faster than our internally generated cash flow can support;

●	purchase merchant portfolios from a large number of ISOs;

●	need to increase merchant portfolio purchase prices in response to competition;

●	acquire complementary products, businesses, technologies or residual ISO commissions.

Revenues and profits generated by acquired businesses or account portfolios may be less than anticipated, resulting in losses or a decline in profits, as well as potential impairment charges.

In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based on the historical revenue of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we forecasted, the revenues and profits generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

We have historically incurred losses.

Until our acquisition of Securus in April 2014, we were considered a development stage company. Prior to our restructuring of Securus, we incurred significant operating losses. Although we had income from continuing operations in 2015 and 2016 there can be no assurance that the Company will earn net income in the future and it may require additional capital in order to fund its operations. The Company may not be able to source funds on acceptable terms.

Our business strategy includes additional acquisitions. We may not be able to successfully identify and close any such acquisitions or successfully integrate them into our business.

Acquisitions are inherently uncertain. We have limited financial resources which may require us to seek additional debt or equity capital. There can be no assurances that we will be able to obtain financing. In addition, we compete for potential acquisition targets with other companies from within our industry as well as from financial buyers such as private equity firms and hedge funds. Many of these companies have significantly greater financial resources than the Company. Other risks related to acquisitions include:

●	the due diligence, financing and related transaction activities divert management attention from our current operations;

●	we may devote substantial time and resources to acquisitions that do not close and;

●	we may be unable to utilize the delayed draw feature of our credit facility if we are not in compliance with its covenants and;

●	we may incur potential liabilities not detected during due diligence or make financial or other assumptions about an acquisition that turn out to be inaccurate.

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

We have potential liability for fraudulent bankcard transactions initiated by merchants. Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. We utilize internal risk detection and prevention measures as well as rely on our financial institution and transaction processor service providers to detect and reduce the impact of merchant fraud, but these measures may not be effective. It is possible that incidents of fraud could increase in the future. Failure by our financial institutions, transaction processing partners or ourselves to effectively manage risk and prevent fraud would increase our chargeback liability. Increases in chargebacks could have an adverse effect on our operating results and financial condition.

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

We rely on various financial institutions and transaction processing services providers to provide clearing services in connection with our settlement activities. Our primary relationships are with First Data Corporation, Wells Fargo, TSYS and Merrick Bank. If we are unable to maintain clearing services with these financial institutions and transaction processing services providers, or are unable to find a replacement for them, we may no longer be able to provide processing services to certain and various customers which could negatively impact our revenue and earnings.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. In addition, our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period.

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

We are also subject to Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices by all merchants, financial institutions, and all persons engaged in commerce. The Federal Trade Commission ("FTC") is authorized to take action against nonbanks that engage in such unfair or deceptive acts and, to the extent we are processing payments for a merchant engaged in unfair or deceptive acts, we may be subject to action by the FTC.

Regulatory actions such as those described above, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we change how we price our services to customers. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services. Moreover, failure to comply with laws and regulations, even if inadvertent, could damage our business and our reputation. Therefore, these laws and regulations may materially and adversely affect the Company’s business or operations, either directly or indirectly.

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

We depend on the efficient and uninterrupted operation of computer network systems, software, data center and telecommunications networks, as well as other third party systems. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

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

We do not own or maintain a processing network and expect to depend on outsourced suppliers for this and other essential services; our inability to obtain and retain such outsourced services would prevent us from adding new merchant customers and could require us to discontinue our operations.

We do not own or maintain a computer system or software or communications network necessary to process debit or credit card transactions directly. We depend on large well known outsourced vendors for these and other key functions, including credit card transaction processing, check guarantee and gift and loyalty card processing and the provision of point of sale processing equipment. We will therefore be dependent on the continued capabilities of these vendors to provide such services on terms acceptable to us. Should any one of these vendors experience difficulties in providing processing services for any reason, and if we cannot engage other vendors to provide such services, we would be required to discontinue operations.

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

Our business is led by our Chief Executive Officer, Thomas A. Hyde Jr. and our Chief Financial Officer, Robert L. Winspear. Craig A. Jessen is President of eVance and Executive Vice President of Excel. The loss of one or more of these executives could negatively impact our business and operations.

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

In a recessionary environment, our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including TSYS, Global Payments Inc., First Data Corporation, Vantiv Inc., Fifth Third Processing Solutions, Chase Paymentech Solutions and Elavon Inc. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

In addition, many of our competitors may have the ability to devote more financial and operational resources than we can to the development of new payments technologies and services that provide improved operating functionality and features to their specific product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Furthermore, we are facing competition from non-traditional competitors offering alternative payment methods, such as PayPal and Google. These non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could also have a material adverse effect on our business, financial condition and results of operation.

We expect to be subject to increased operating margin pressure, which could erode our margins and adversely affect our ability to retain merchants and attain and maintain profitability.

We expect to experience increasingly downward pricing pressure from merchants for merchant credit and debit card processing and acquiring services, similar to what many of our competitors have experienced. The services we plan to offer are a commodity and as such are generally not differentiable except using price. Low barriers to entry in becoming an ISO/MSP means that price competition in the industry is persistent and strong. Our management has noted this trend and does not anticipate that this trend will cease in the near future, if at all. Continued margin erosion could adversely affect our merchant retention and profitability.

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

Our common stock is traded on the OTCQB Market under the trading symbol “EXCC.” Our common stock is thinly traded, if traded at all, and a robust and active trading market may never develop. Most of our outstanding shares may not be sold into the market unless there is an effective registration statement covering the resale of the shares, or the shares are eligible to be sold under Rule 144. Stockholders who decide to sell some or all of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described herein, the price of the publicly traded shares of common stock may be highly volatile and may not reflect the underlying value of the Company.

Our stock price could be volatile.

The market prices of securities of merchant services-related companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that are expected to contribute to the volatility of the trading price of our common stock include, among others:

●	our quarterly results of operations;

●	the variance between our actual quarterly results of operations and predictions by stock analysts;

●	financial predictions and recommendations by stock analysts concerning companies engaged in merchant services-related and companies competing in our market in general, and concerning us in particular;

●	public announcements of regulatory changes or new ventures relating to our business, new products or services by us or our competitors, or acquisitions, joint ventures or strategic alliances by us or our competitors;

●	public reports concerning our services or those of our competitors;

●	the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us;

●	large purchases or sales of our common stock;

●	investor perception of our business prospects or the merchant card processing and acquisition industry in general; and

●	general economic, political, and financial conditions, and the occurrence of natural disasters and terrorist attacks.

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

We do not intend to pay dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion. Our ability to pay dividends is restricted under our Loan Agreement.

We may need to raise capital, which may cause dilution or issue securities senior to our common stock.

In order to execute our business strategy which includes acquisitions, we may need to raise additional capital. We may issue stock directly for acquisitions or sell stock to third parties in order to raise capital. We may not be able to raise any such additional capital and we may not be able to raise such capital on acceptable terms. If we raise capital through the sale or issuance of equity securities, such transactions will dilute the value of our outstanding shares. We may also decide to issue debt securities or preferred stock that have rights, preferences, and privileges senior to our common stock.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2016 we had $13,554,575 of debt bearing cash interest of 13% per year as well as an additional 5% per year that is paid in kind.

Our substantial level of indebtedness could have important consequences, including the following:

●	We must use a substantial portion of our cash flow from operations to pay interest, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impacted;

●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;

●	we may be more vulnerable to economic downturns and adverse developments in our business; and

●	we may be unable to comply with financial and other restrictive covenants, some of which require us to maintain specified financial ratios which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could result in bankruptcy.

Our ability to meet expenses, to remain in compliance with our covenants and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. If industry and economic conditions deteriorate, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

The loan agreement imposes significant financial and operating restrictions on us.

Our loan agreement imposes significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and that of our subsidiaries to:

●	pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments;

●	incur additional debt;

●	sell or otherwise dispose of assets, including capital stock of subsidiaries;

●	incur liens on assets;

●	merge or consolidate with another company or sell all or substantially all assets;

●	enter into transactions with affiliates; and

All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the lender could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. If repayment of our indebtedness is accelerated as a result of such default, we cannot provide any assurance that we would have sufficient assets or access to credit to repay such indebtedness.

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

Series B Convertible Preferred Stock.

We have 4,600,000 shares of Series B Convertible Preferred Stock (“Series B Shares”) outstanding. The Series B Shares are convertible into shares of the Company’s common stock par value $0.0001 (“Common Stock”) on a ratio of one to one, subject to adjustment for stock splits and stock dividends. The Series B Shares rank senior to the Common Stock and other preferred shares and carry a liquidation preference of $.05 per share. Holders of the Series B Shares are entitled to receive dividends declared on the Company’s Common Stock on an as converted basis. Each Series B Share entitles the Holder thereof to 20 votes per share on all matters subject to voting by holders of the Company’s Common Stock. The issuance of a total of 4,600,000 shares of Series B Shares, entitles the Holders thereof to vote a combined 92,000,000 shares. Under the terms of the Series B Shares, the Company has the right to require a Holder to convert the Series B Shares into Common Stock at any time after the Holder resigns, is terminated or otherwise ceases to be an officer of the Company. In addition, the Company has the right at any time to repurchase and retire all but not less than all of the Series B Preferred Stock for $0.05 per share provided that it gives notice to the Holder of the Company’s intent to redeem the shares and the Holder does not elect to convert the Series B Shares into Common Stock in lieu of the redemption.

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

We rely on our sponsor banks and transaction processing service providers to provide financial data as well as bill and collect processing fees from our merchants. As such, our internal controls over financial reporting could be materially affected, or could reasonably likely be materially affected, by the internal controls and procedures of our sponsor banks and transaction processing service providers. In order to mitigate this risk, we partner with large well established sponsor banks and service providers and regularly review their reports for accuracy.

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

We lease our executive offices in Irving, Texas, as well as, office space for our subsidiary in Alpharetta, Georgia.

Location	Square Feet	Lease term
Irving, Texas (Corporate headquarters)	2,755	Expires 2019
Alpharetta, Georgia (eVance)	5,298	Expires 2019

Item 3.	Legal Proceedings.

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

Market Information

Our shares of common stock are quoted on the OTCQB under the trading symbol “EXCC.” The following table sets forth the high and low sales prices during each period as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2015	HIGH	LOW
First Quarter	$.04	$.03
Second Quarter	$.04	$.02
Third Quarter	$.05	$.02
Fourth Quarter	$.05	$.03

FISCAL YEAR 2016	HIGH	LOW
First Quarter	$.04	$.03
Second Quarter	$.04	$.03
Third Quarter	$.10	$.03
Fourth Quarter	$.14	$.05

Holders

According to the records of our transfer agent, as of April 13, 2017, there were approximately 108 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. Our ability to pay dividends is restricted under the terms of our Loan Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

We have 4,000,000 shares of common stock available for issuance pursuant to our 2010 Equity Incentive Plan. There are no options currently outstanding.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We sell integrated financial and transaction processing services to businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, eVance Processing Inc. (“eVance”) and Payprotec Oregon, LLC d/b/a Securus Payments (“Securus”). Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. Securus operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “2016 Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the Purchase Agreement, Chyp executed a three-year preferred marketing agreement with eVance.

Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland Oregon and West Palm Beach Florida. Securus retained its approximately 5,000 merchants and the related merchant processing residual portfolios. Securus also retained substantially all of its liabilities, including its note payable with Blue Acre Ventures, trade payables as well as liabilities to merchants. As a result of this transaction, the Company classified the revenues and expenses of Securus that were not directly attributable to the residual portfolios as discontinued operations.

During 2015, we began offering merchant cash advances and loans through our Excel Business Solutions Inc. subsidiary, doing business as eVance Capital. We act as an ISO providing alternative financing and working capital solutions to small and medium sized businesses using a variety of third party funding sources. As an ISO we do not provide capital directly or take credit risk. We earn commissions from independent third parties by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs or assets.

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

Results of Operations

We acquired the U.S. operations of Calpian Inc. on November 30, 2015 through our eVance subsidiary. As a result of this acquisition, operating results for 2015 and 2016 are not comparable. 2015 results include only one month of operations of eVance and, therefore, are not representative of future financial performance and not comparable to other periods.

Revenues

During the year ended December 31, 2016, we had revenues of $17,115,210 compared to revenues of $5,629,240 for the year ended December 31, 2015. The increase of 204.0% was primarily due to the full year of operations of the Company’s eVance subsidiary in connection with its acquisition of Calpian’s US assets on November 30, 2015. In addition, processing fee revenue from Securus and merchant cash advance revenue from Excel Business Solutions also increased during 2016.

Costs and Expenses

Our operating costs and expenses were $14,292,448 for the year ended December 31, 2016 as compared to $3,625,810 for the year ended December 31, 2015. Processing and services costs include interchange and other processing costs and were $7,045,624 or 41.9% of transaction and processing revenue for the year ended December 31, 2016 as compared to $546,803 or 9.9% of transaction and processing fee revenue for the year ended December 31, 2015. The increase in total costs and as a percentage of revenue is due to a full years operation at eVance. Prior to eVance’s acquisition of Calpian’s US assets, the Company did not record processing revenue gross of interchange and processing costs because it only received commission based revenue from its Securus operation which had no related processing and servicing costs. Salaries, wages and benefits increased by $1,456,735 to $3,644,365 for the year ended December 31, 2016 due to the acquisition discussed above but decreased as a percentage of total sales from 38.9% to 21.3%. The decrease as a percentage of revenue was due to increased leverage of corporate overhead which remained relatively flat for 2016 and 2015. Other selling, general and administrative costs were $1,184,936 for the year ended December 31, 2016 as compared to $221,437 for the year ended December 31, 2015. The increase was primarily due to the eVance acquisition of Calpian’s US assets.

Other Income (expense)

Other income was $445,742 for the year ended December 31, 2015, as compared to a loss due to the early extinguishment of debt of $33,602 for the year ended December 31, 2016. Other income in 2015 resulted primarily from the sale of residual portfolios.

Net interest expense was $1,556,105 for the year ended December 31, 2016 as compared to $371,596 for the year ended December 31, 2015. The increase was due primarily to interest expense on the $8,029,916 of debt assumed with the acquisition of the US assets of Calpian as well as interest on the Company’s new credit facility with Great American Capital Partners LLC (“GACP”) which retired the debt assumed with the Calpian acquisition as well as the Company’s other notes payable.

Discontinued Operations

Losses on discontinued operations were $2,188,571 for the year ended December 31, 2016 as compared to $3,700,070 for the year ended December 31, 2015. The losses reflect the sale of the Company’s sales and leasing operations of its Securus subsidiary to Chyp LLC on April 30, 2016. The Company also recorded a loss on disposal of $840,641 in connection with the sale.

Net Losses

Our net losses were $1,796,157 and $1,622,494 for the years ended December 31, 2016 and 2015, respectively. Higher income from operations resulting from the acquisition of the US assets of Calpian in November 2015 were more than offset by higher interest expense in 2016 and non-operating gains in 2015.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Years ended December 31,
	2016	2015
Net cash provided (used) by operating activities	$(1,907,237)	$280,067
Net cash provided (used) by investing activities	$(536,663)	$86,951
Net cash provided (used) by financing activities	$3,667,977	$(331,676)
Net increase in cash	$1,224,077	$35,342

Net cash used in operating activities in 2016 was $1,907,237 as compared to cash provided by operating activities of $280,067 in 2015. This decrease of $2,115,304 was primarily the result of a reduction in current liabilities throughout the fiscal year and a larger net loss of $1,796,157 in 2016 as compared $1,622,494 in 2015.

Net cash used by investing activities was $536,663 in 2016, compared to cash provided by investing activities of $86,950 in 2015. The positive cash flow in 2015 was due to the cash acquired in the Calpian acquisition.

Net cash provided by financing activities was $3,667,977 for the year ended December 31, 2016 as compared to cash used by financing activities of $331,676 during the year ended December 31, 2015. On November 2, 2016, the Company borrowed $13,500,000 under a new credit facility and repaid its existing notes payable.

As of December 31, 2016, we had cash and cash equivalents of $1,586,207, total current assets of $3,677,011 and current liabilities excluding notes payable of $2,233,199. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet the Company’s operating costs for the next twelve months.

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with GACP Finance Co. LLC as administrative agent (“Agent”) and the other lenders as from time to time party thereto. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000 (each a “Loan” or together “Loans”). The Company used the proceeds from the Initial Term Loan to repay all of its existing secured debt. The Company intends to use the Delayed Draw Term Loan to fund acquisitions of portfolios of recurring residual revenues from credit and debit card transactions or companies that own these portfolios. Funding of Delayed Draw Term Loan is subject to certain conditions including but not limited to borrowing base limitations and further lender due diligence.

The Loan Agreement requires the maintenance of certain financial covenants. The Company was in compliance with its covenants at year end but was not in compliance with certain financial covenants subsequent to December 31, 2016. The Company is in discussions with the Lender on a resolution to the covenant breach. The Company believes that, if required by the Lender, it would be able to refinance the Loan with a different lender. The Company also has identified potential transactions and acquisitions which, if completed, would be expected to improve income from operations and the ability to service debt. In addition, the Company could also sell a portion of its residual portfolio and use the proceeds to pay down all or a portion of the Loan. Although the Company believes that it will be able to resolve the covenant breach with the Lender or if it is unable to do so, either refinance the Loan or sell a portion of its residual portfolio to repay the Loan or some combination of all of these options, there can be no assurance that it will be to do so.

Contractual Obligations

We have contractual obligations arising from indebtedness and operating leases. Future payments aggregated by type of obligation are set forth as follows:

	Payments due by period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
Notes payable	$13,500,000	$-	$13,500,000	$-	$-
Interest on notes	5,520,662	1,803,016	3,717,646	-	-
PIK interest payment	2,177,706		2,177,706	-	-
Operating leases	535,955	175,091	360,864	-	-
Total payments	$21,734,323	$1,978,107	$19,756,216	$-	$-

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

Revenue Recognition

The Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. In the case of “wholesale” residual revenue in which the Company is a primary party to the merchant contract, bears risk of chargebacks and performs underwriting on the merchants, the Company records the full discount charged to the merchant as revenue and the related interchange and other processing fees as expenses. In cases of residual revenue where the Company is not responsible for merchant underwriting and has no chargeback liability, the Company records the amount it receives from the processor net of interchange and other processing fees as revenue.

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

We did not have any off-balance sheet financing arrangements as of December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Excel Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Excel Corporation (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 14, 2017

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$1,586,207	$362,130
Accounts receivable	1,220,759	1,016,141
Note receivable	675,000	-
Prepaid expenses	105,995	43,074
Other current assets	89,050	83,545
Current assets held for sale	-	167,406
Total current assets	3,677,011	1,672,296

Other Assets
Fixed assets, net of depreciation	170,442	184,960
Goodwill	7,914,269	7,914,269
Note Receivable	-	675,000
Equity investment	171,469	164,790
Residual portfolios	2,147,488	2,505,164
Other long term assets	631,271	593,893
Other assets held for sale	-	302,898
Total other assets	11,034,939	12,340,974
Total assets	$14,711,950	$14,013,270

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$577,220	$1,374,878
Accrued compensation	1,054,532	1,508,531
Other accrued liabilities	551,447	839,308
Notes payable - current portion	12,809,252	8,984,544
Accrued costs of disposal of discontinued operations	50,000	-
Total current liabilities	15,042,451	12,707,261

Long-term liabilities
Notes payable - long term portion	-	226,733
Other long term liabilities	41,705	41,692
Total long-term liabilities	41,705	268,425
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock, $.001 par value 0 and 2 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	-	-
Series B preferred stock, $.0001 par value 4,600,000 and 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	460	-
Common stock, $.0001 par value, 200,000,000 shares authorized 97,759,070 and 98,259,070 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	9,776	9,826
Additional paid-in capital	4,814,348	4,428,391
Accumulated deficit	(5,196,790)	(3,400,633)
Total stockholders' equity (deficit)	(372,206)	1,037,584
Total Liabilities and Stockholders' Equity (Deficit)	$14,711,950	$14,013,270

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2016	2015
Revenues
Transaction and processing fees	$16,809,208	$5,549,482
Merchant cash advance revenue and other	306,002	79,758
Total revenues	17,115,210	5,629,240
Costs and expenses
Processing and servicing costs	7,045,624	546,803
Salaries and wages	3,644,365	2,187,630
Outside commissions	2,417,523	669,940
Other selling general and administrative expenses	1,184,936	221,437
Total costs and expenses	14,292,448	3,625,810

Income from operations	2,822,762	2,003,430

Interest expense, net	1,556,105	371,596
Other income (expense)	(33,602)	445,742

Net income from continuing operations before income taxes	1,233,055	2,077,576
Income tax expense (benefit)
Current	456,230	768,703
Deferred	(456,230)	(768,703)
Income tax expense	-	-

Net income from continuing operations	1,233,055	2,077,576

Loss from discontinued operations, net of tax	(2,188,571)	(3,700,070)
Loss on disposal of operations	(840,641)	-
Net loss	$(1,796,157)	$(1,622,494)

Basic earnings per share
Income from continuing operations	$0.013	$0.021
Loss from discontinued operations, net of tax	(0.031)	(0.038)
Net loss	$(0.018)	$(0.017)

Diluted earnings per share
Income from continuing operations	$0.012	$0.021
Loss from discontinued operations, net of tax	(0.030)	(0.038)
Net loss	$(0.018)	$(0.017)

Weighted Average Shares Outstanding
Basic	97,215,234	98,261,810
Diluted	100,811,296	98,261,810

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

			Series A		Series B					Additional
	Preferred Stock		Preferred Stock		Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit

Balances, January 1, 2015		$	2	$	0	$		97,259,070	$9,726	$4,232,342	$(1,778,139)

Stock Compensation Expense								2,000,000	200	285,949

Return of Common Stock at .09 per share								(1,000,000)	(100)	(89,900)

Net loss											(1,622,494)

Balances, December 31, 2015			2		0			98,259,070	9,826	4,428,391	$(3,400,633)

Issuance of preferred stock at .05 per share					4,600,000		460			229,540

Stock Compensation Expense								1,000,000	100	156,417

Return of Common Stock								(1,500,000)	(150)

Net loss											(1,796,157)

Balances, December 31, 2016		$	2	$	4,600,000		$460	97,759,070	$9,776	$4,814,348	$(5,196,790)

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

Operating activities:
Net loss	$(1,796,157)	$(1,622,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	485,784	143,428
Loss on early extinguishment of debt	(33,602)	-
Paid in kind interest	112,734	-
Stock based compensation	156,367	286,149
Income in investment accounted for under the equity method	(6,679)	-
Loss on disposal of operations	840,641	-
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	(54,618)	(328,837)
Prepaid expenses	(62,921)	1,011
Other current assets	(5,505)	83,513
Inventory		(143)
Other long term assets	(3,776)	(13,039)
Increase (decrease)
Accounts payable	(797,658)	542,898
Accrued compensation	(453,999)	905,848
Other accrued liabilities	(287,861)	269,789
Other long-term liabilities	13	11,944

Net cash provided by (used in) operating activities	(1,907,237)	280,067

Cash flows from investing activities:
Purchase of property and equipment	(36,663)	(170,935)
Payments from disposal of operations	(500,000)	-
Acquisition of eVance assets	-	257,886

Net cash provided by (used in) investing activities	(536,663)	86,951

Cash flows from financing activities:
Issuance of notes	12,649,254	600,000
Issuance of preferred stock	230,000	-
Note and debt payments	(9,211,277)	(931,676)

Net cash provided by (used in) financing activities	3,667,977	(331,676)

Net increase in cash	1,224,077	35,342

Cash - Beginning	362,130	326,788

Cash - Ending	$1,586,207	$362,130

Supplemental disclosure of cash flow information
Cash paid for interest	$1,500,160	$371,596
State Income Taxes	$11,545	$5,126

See accompanying notes to consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

1.	ORGANIZATION AND OPERATIONS

Excel Corporation (the “Company”) was organized on November 13, 2010 as a Delaware corporation. The Company has three wholly owned subsidiaries, Excel Business Solutions, Inc. (d/b/a eVance Capital), Payprotec Oregon, LLC (d/b/a Securus Payments), (“Securus”), and eVance Processing Inc. (“eVance”).

We sell integrated financial and transaction processing services to businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, eVance and Securus. Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. Securus operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

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

On April 30, 2016, Securus entered into a Purchase and Sale Agreement (the “2016 Purchase Agreement”) with Chyp LLC (“Chyp”). In connection with the 2016 Purchase Agreement, Chyp executed a three-year preferred marketing agreement with eVance. Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland, Oregon and West Palm Beach, Florida. Securus retained the approximately 5,000 merchants and related merchant processing residual portfolios.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared on the accrual method of accounting.

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting.

Principles of Consolidation

The consolidated financial statements include the accounts of Excel Corporation and subsidiaries in which the Company has a controlling financial interest. All intercompany transactions and account balances between Excel Corporation and its subsidiaries have been eliminated in consolidation. Transactions with its consolidated subsidiaries are generally settled in cash. Investments in unconsolidated affiliated entities are accounted for under the equity method and are included in “Equity investment” in the accompanying consolidated balance sheets.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. In the case of “wholesale” residual revenue in which the Company has a direct contractual relationship with the merchant, bears risk of chargebacks and performs underwriting on the merchants, the Company records the full discount charged to the merchant as revenue and the related interchange and other processing fees as expenses. In cases of residual revenue where the Company is not responsible for merchant underwriting and has no chargeback liability and has no or limited contractual relationship with the merchant, the Company records the amount it receives from the processor net of interchange and other processing fees as revenue.

The Company acts as an ISO offering alternative financing and working capital solutions (merchant cash advances) to small and medium sized businesses using a variety of third party funding sources. As an ISO, we earn commissions from capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs or assets.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable, Accrued Compensation and Other Accrued Liabilities.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and noncurrent on the balance sheet and requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company had a 100% valuation allowance on the deferred tax assets at December 31, 2016, as such this standard does not impact the financial position at December 31, 2016.

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

December 31, 2016

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

Pursuant to the 2016 Purchase Agreement, Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland, Oregon and West Palm Beach, Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures (BAV), trade payables as well as liabilities to merchants.

Pursuant to the 2016 Purchase Agreement, Securus provided financial assistance to Chyp in the form of a forgivable loan to support the transition of Securus’ operations to Chyp. Securus advanced Chyp $500,000 during 2016 and has one remaining payment of $50,000 to be paid in 2017 for a total of $550,000. Accordingly, Chyp executed a $550,000 promissory note (the “Chyp Note”) in favor of Securus. The Chyp Note bears an interest rate of 12% per annum with both the principal and interest due on May 1, 2017. If Chyp is in material compliance with the 2016 Purchase Agreement and related agreements through May 1, 2017, Securus will forgive the Chyp Note. Securus will also reimburse Chyp for commissions payable to Chyp employees and agents on Securus’ residual portfolio as if those agents and employees were still employed by Securus. Chyp is owned by Steven Lemma and Mychol Robirds, who are former executives of Securus.

We accounted for the sale of the Securus operations to Chyp in accordance with ASC 205-20-45-1 and have classified the assets and operations sold to Chyp as discontinued operations. The Company recorded a loss on disposal of $840,641 related to the transaction. The charge includes a $290,641 write-off of the net assets acquired by Chyp and $550,000 for the financial assistance to be provided to Chyp.

A summary of results of discontinued operations is as follows:

	For the Years ended December 31,
	2016	2015
Revenues	$2,027,684	$11,970,092
Operating expenses	(4,216,255)	(15,670,162)
Pre-tax loss from discontinued operations	(2,188,571)	(3,700,070)
Loss from discontinued operations, net of tax	$(2,188,571)	$(3,700,070)

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available net operating loss or tax credit carryforwards. At December 31, 2016 and December 31, 2015, the Company had available unused net operating loss carryforwards of $4,194,335 and $2,241,453, respectively, which generated a deferred tax benefits of $1,551,904 and $829,338, respectively. The Company had a 100% valuation allowance on the deferred tax assets at December 31, 2016 and December 31, 2015, respectively.  The net operating loss carryforwards will begin to expire in 2035. After analyzing our forecasted tax position at December 31, 2016 we currently expect to utilize all of our net operating loss carryforwards prior to their expiration dates.

The reconciliation of the statutory rate to the Company’s effective income tax rate are as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Statutory Rate	(34)%	(34)%
State income tax, net of federal income tax benefit	(3)%	(3)%
Valuation Allowance	37%	37%
Effective Rate	0%	0%

The Company’s provision for income taxes for the year ended December 31, 2016 and 2015 consists of the following:

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
Income Tax Expense	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current	$456,230	$(1,120,808)	$(664,578)	$768,703	$(1,369,026)	$(600,323)
Deferred	(456,230)	1,120,808	664,578	(768,703)	1,369,026	600,323
Total	$-	$-	$-	$-	$-	$-

Significant components of the Company’s deferred income taxes are as follows:

	For the Years Ended December 31,
	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	$1,493,916	$452,452
Accrued compensation	128,253	289,523
Other accrued liabilities	(74,125)	52,503
Depreciation and amortization	3,860	34,860
Total deferred tax assets	1,551,904	829,338
Valuation allowance	(1,551,904)	(829,338)
Net deferred tax asset	-	-
Deferred tax liabilities	-	-

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

7.	STOCKHOLDERS’ EQUITY

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

The Series B Shares are convertible into shares of the Company’s common stock par value $0.0001 (“Common Stock”) on a ratio of 1-to-1, subject to adjustment for stock splits and stock dividends. The Series B Shares rank senior to the Common Stock and other preferred shares and carry a liquidation preference of $.05 per share. Holders of the Series B Shares are entitled to receive dividends declared on the Company’s Common Stock on an as converted basis. Each Series B Share entitles the Holder thereof to 20 votes per share on all matters subject to voting by holders of the Company’s Common Stock. The issuance of a total of 4,600,000 shares of Series B Shares, entitles the Holders thereof to a combined 92,000,000 votes. Under the terms of the Series B Shares, the Company has the right to require a Holder to convert the Series B Shares into Common Stock at any time after the Holder resigns, is terminated or otherwise ceases to be an officer of the Company. In addition, the Company has the right at any time after July 18, 2016 to repurchase and retire all but not less than all of the Series B Preferred Stock for $0.05 per share provided that it gives notice to the Holder of the Company’s intent to redeem the shares and the Holder does not elect to convert the Series B Shares into Common Stock in lieu of the redemption.

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

We estimate the fair value of warrants and stock options when issued or vested using the Black-Scholes options pricing model and subsequent changes in fair value are not recognized. Option pricing models require the input of highly subjective assumptions. We determined, using the Black-Scholes options pricing model, that these warrants have no current value, based on a maturity date of five years, a risk-free interest rate of 2.230%, and a calculated volatility rate of 8.530%, using historical stock prices of the Company at the time of issuance.

8.	STOCK OPTIONS AND COMPENSATION

On November 13, 2010 the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, non-employee members of the Board and consultants and other independent advisors who provide services to the Corporation. The maximum shares of common stock which may be issued over the term of the plan cannot exceed 4,000,000 shares. Awards under this plan are made by the Board or a committee of the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s Common Stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 10 years from the date of the grant.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

8.	STOCK OPTIONS AND COMPENSATION (Continued)

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

On August 12, 2016, the Company granted 1,000,000 shares of its common stock to an employee. 333,333 of these shares vested upon grant, 333,333 vested on December 1, 2016 and 333,334 vest on December 1, 2017. On August 12, 2016, the Company also issued a warrant to purchase 500,000 of its common stock to a consultant. The warrant has an exercise price of $0.06 per share and a term of 18 months.

	For the Years Ended December 31,
Restricted Stock Grants	2016	2015
Shares outstanding on January 1	7,465,608	5,465,608
Granted	1,000,000	2,000,000
Forfeited	(1,500,000)	—
Shares outstanding on December 31	6,965,608	7,465,608
Shares vested at December 31	6,632,274	4,143,739

	For the Years Ended December 31,
Stock Options	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	1,000,000	$.09	1,000,000	$0.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	1,000,000	$.09	—	—
Options outstanding December 31	—	—	1,000,000	$0.09
Shares exercisable at December 31	—	—	444,448	$0.09

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

9.	ACQUISITIONS

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

The fair value of the net assets acquired less the fair value of debt assumed resulted in a difference of $3,473,914, which has been recorded as goodwill in the Company’s consolidated balance sheets. All of the recorded goodwill is tax-deductible.

The consolidated statements of operations for the fiscal year ended December 31, 2015 includes the financial results of eVance since the date of acquisition, November 30, 2015, through December 31, 2015. During this period, eVance’s revenues were $1,022,073 and its net income was $64,965.

Pro Forma Financial Information (Unaudited)

The information that follows provides supplemental information about pro forma revenues and net income (loss) attributable to the Company as if the acquisition of Calpian’s US assets by eVance been consummated as of January 1, 2015. Such information is unaudited and is based on estimates and assumptions which the Company believes are reasonable.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

9.	ACQUISITIONS (Continued)

Pro Forma Financial Information (Continued)

These results are not necessarily indicative of the consolidated statements of operations in future periods or the results that would have actually been realized had the Company and eVance been a combined entity during 2014 and 2015.

Selected Pro Forma Financial Information	Years Ended December 31,
	2015
	Excel	Calpian U.S. Assets	Total
Revenues	$5,628,540	$14,621,149	$20,249,689
Net income (loss) attributable to the Company	$(1,622,494)	$72,942	$(1,549,552)
Net income (loss) attributable to the Company per common share - basic and diluted	$(0.02)	$0.001	$(0.02)

10.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following for the years ending:

	December 31, 2016	December 31, 2015
Computer software	$38,607	35,595
Equipment	163,394	123,074
Furniture & fixtures	38,882	33,336
Leasehold improvements	16,538	3,471
Total cost	257,421	195,476
Less accumulated depreciation and amortization	(86,979)	(10,516)
Property and equipment – net	$170,442	184,960

11.	LEASES

The Company executed a lease for its corporate offices in Irving Texas. The lease began on November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

eVance leases its Georgia office facilities under an operating lease expiring in November 2019. Monthly lease payments range from $8,278 to $9,046 throughout the term of the lease.

Total rent expense for the year ended December 31, 2016 was $298,816, compared to $438,109 for the year ended December 31, 2015.

The future minimum lease payments required under long-term operating leases as of December 31, 2016 are as follows:

2017	$175,091
2018	179,489
2019	174,946
2020	6,430
2021 and after	-
Total	$535,956

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

12.	NOTES PAYABLE

The following summarizes the Company’s outstanding notes payable for the years ending:

	December 31, 2016	December 31, 2015
Note payable to BAV, due in monthly installments of $48,333 through May 2017, including simple interest at 15%, secured by the Company’s residual portfolio	$-	$681,361

Note payable to SME Funding LLC, due December 1,2016, bearing simple interest at 12%, secured by the Company’s residual portfolio	-	500,000

Notes payable due December 1, 2016, bearing interest at 12%, secured by the assets of eVance	-	8,029,916

Term Loan due November 2019, bearing interest at 18%, secured by substantially all of the assets of the Company	12,809,252	-

Total	12,809,252	9,211,277

Less current portion	12,809,252	(8,984,544)

Long-term portion of notes payable	$-	$226,733

On November 30, 2015, in connection with the purchase of the U.S. assets and operations of Calpian, eVance assumed an aggregate of $9,000,000 of notes payable, including $6.0 million of debt issued pursuant to a note offering conducted by Calpian and in which the Company invested $250,000. Concurrently, eVance issued amended promissory notes (the “eVance Notes”) in favor of each lender (collectively, the “eVance Lenders”) evidencing eVance’s assumption of $9,000,000 of indebtedness. Pursuant to a purchase price adjustment agreement dated April 12, 2016, the principal value of the eVance Notes was reduced to $8,279,916 (see Note 13). The $250,000 of eVance Notes purchased by the Company have been eliminated in consolidation to reflect a net balance of $8,029,916 as of December 31, 2015. The eVance Notes were repaid in full in connection with the completion of the credit facility discussed below.

On October 23, 2015, SME Funding LLC advanced the Company $500,000 to help finance the acquisition of the US assets of Calpian Inc by eVance. This advance was converted into a note maturing December 1, 2016 with interest only payable monthly at an annual rate of 12%. This note was repaid in full in connection with the completion of the credit facility discussed below.

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with GACP Finance Co. LLC as administrative agent (“Agent”) and the other lenders as from time to time party thereto. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000 (each a “Loan” or together “Loans”). The Company used the proceeds from the Initial Term Loan to repay all of its existing secured debt. The Company expects to use the Delayed Draw Term Loan to fund acquisitions of portfolios of recurring residual revenues from credit and debit card transactions or companies that own these portfolios. Funding of Delayed Draw Term Loan is subject to certain conditions including but not limited to borrowing base limitations and further lender due diligence.

The Loan accrues interest of 18% per annum of which 13% is payable in cash monthly and 5% is payable in kind (PIK). Pursuant to the Loan Agreement, the Loan is secured by substantially all of the assets of the Company including but not limited to the Company’s residual portfolios. In addition, certain of Excel’s subsidiaries are guarantors under the Loan Agreement.

The Company incurred financing costs in the amount of $850,746 in connection with the Loan Agreement. These costs are shown as a reduction of the loan amount on the accompanying consolidated balance sheet as of December 31, 2016, and are being amortized as interest expense over the term of the Loan. In addition, the interest that is payable in kind is added to the Loan balance. The following chart summarizes the amount outstanding under the Loan.

December 31, 2016
Term Loan	$13,500,000
Net deferred financing costs	(803,482)
Accrued interest payable in kind	112,734
Note payable	$12,809,252

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

12.	NOTES PAYABLE (Continued)

The Loan Agreement contains customary events of default, non-payment of principal or other amounts under the Loan Agreement, breach of covenants and certain voluntary and involuntary bankruptcy events. The Loan Agreement also contains certain financial covenants including maintenance of certain EBITDA levels and minimum liquidity. If any event of default occurs and is continuing, the Lender may declare all amounts owed to be due (except for a bankruptcy event of default), in which case such amounts will automatically become due and payable. The Company was not in compliance with certain of its financial covenants for the month ended January 31, 2017. As a result of the covenant breach, the debt is classified as current on the accompanying consolidated balance sheets in accordance with ASC 470-10-45. In accordance with ASU 205-40, the classification of the debt as current raises substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated its financial position and future planned operating results with respect to the breach of covenants and determined that it is not probable that the Lender will declare all amounts due and payable and that in the improbable case that if the Lender declares all amounts under the Loan Agreement due and payable that the Company would be able to satisfy the obligations. The Company is discussing a resolution of the covenant breach with the Lender and believes that it will be able to do so. The Company is currently able to meet its debt service requirements and operating expenses out of its cash flows from operations and expects to be able to do so for at least the next twelve months. In addition, the Company’s borrowing base under the Loan Agreement exceeds the outstanding debt providing the Lender with sufficient collateral to secure the debt. The Company’s strategy includes acquisitions of residual portfolios and the execution of any such portfolio would likely be accretive to earnings and improve the Company’s cash flow and debt service capabilities. In the event that the Lender accelerates all amounts due or requested that the Company reduce the outstanding debt, management currently believes that it would be able to satisfy such obligations by selling a portion of its residual portfolio of monthly recurring revenue without disrupting its operations. Management also believes that if required, the debt outstanding under the Loan Agreement could be refinanced with another lender. There can be no assurance that the Company will be able to resolve the matter with the Lender or execute on its contingency plans in the event it is unable to resolve the matter with the Lender.

13.	RELATED PARTY TRANSACTIONS

On October 15, 2015, SME Funding LLC purchased a residual portfolio of $13,000 of monthly recurring revenue from the Company in exchange for $445,742. SME is wholly owned by Steven Lemma who was the Chief Executive Officer of the Securus. The $445,742 was recorded as a gain on the sale of residual portfolio on the accompanying statements of operations.

On October 23, 2015, SME Funding LLC advanced the Company $500,000 to help finance the acquisition of the US assets of Calpian by eVance. This advance was converted into a note maturing December 1, 2016 with interest only payable monthly at an annual rate of 12%. The note was repaid in November 2016.

On February 15, 2016, SME Funding LLC purchased $35,000 of monthly recurring revenue for $700,000 cash pursuant to a residual purchase agreement (“RPA”). In November 2016, the Company exercised its right to repurchase the residuals for $770,000. As a result of the repurchase option, the Company accounted for the transaction not as a sale but as a liability.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company

Thomas A. Hyde Jr.	55	Director, President and Chief Executive Officer
Robert L. Winspear	51	Vice President, Secretary, and Chief Financial Officer
Craig A. Jessen	58	Executive Vice President and President of eVance
Ruben Azrak	65	Chairman of the Board
Karl Power	55	Director

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

Biographies

Thomas A. Hyde Jr., Director, President and Chief Executive Officer. Mr. Hyde was elected President and Chief Executive Officer on May 13, 2014. On November 30, 2015 Mr. Hyde was appointed a director of the Company. Prior to joining the Company, Mr. Hyde had been the Principal, Managing Partner and Director of Red Shark Investments, LLC, since August 2013. From 2002 to 2014 Mr. Hyde served in various capacities for Teletouch Communications, Inc. (formerly OTC: TLLE) and its affiliates, most recently as a Director, President and COO. Subsequent to his tenure there, Teletouch filed for chapter 7 bankruptcy. Mr. Hyde currently sits on the Board Executive Committee for the ESPN Armed Forces Bowl. Mr. Hyde was awarded U.S. Patent #6,038,553 for the self-service check cashing and automated financial services technology platform now known as Vcom™. Mr. Hyde holds a BBA. degree in Finance from the University of Texas at Austin.

Robert L. Winspear, Vice President, Secretary, and Chief Financial Officer. Mr. Winspear was elected Vice President, Secretary and Chief Financial Officer on May 13, 2014. Prior to joining the Company, Mr. Winspear had been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds. Mr. Winspear earned a BBA and a MPA from the University of Texas at Austin. Mr. Winspear is on the board of directors of Alpha Financial Technologies/EAM Corporation, located in Grapevine, Texas and VII Peaks Co-Optivist Income BDC II, Inc. an investment management company located in Orinda, California.

Craig A. Jessen, Executive Vice President and President of eVance. Mr. Jessen joined the Company in December 2015 as Executive Vice President. In June 2016, Mr. Jessen was named President of eVance. Prior to joining the Company, Mr. Jessen had been President and a director of Calpian Inc. (OTCQX:MOMT) since 2010. Mr. Jessen has a BBA degree in Finance from the University of Texas at Arlington and an MBA from Southern Methodist University.

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

Karl Power, Director. Karl Power was appointed as a director of the Company on November 30 2015. Mr. Power was Chairman and CEO of Active In Home Therapy a healthcare services provider from August 2011 until its sale in 2016. Mr. Power was appointed a director in connection with the acquisition of the US assets of Calpian Inc. by the Company on November 30, 2015.

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

A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct;

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;

●	compliance with applicable laws, rules and regulations;

●	the prompt reporting violation of the code; and

●	Ongoing accountability for adherence to the code.

We will provide a copy of the Code of Ethics free of charge upon request to any person submitting a written request to our Chief Executive Officer.

Board Committees

Our Board of Directors has no separate committees. No member of our Board of Directors qualifies as an audit committee financial expert.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or awarded to our Named Executive Officers by Company during the years ended December 31, 2016 and 2015.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Other Compensation	Total Compensation
Thomas A. Hyde, Jr., President and Chief Executive Officer (a)	2015	$350,000	$350,000	-	-	$700,000
	2016	$350,000	$350,000	-	-	$700,000

Robert L. Winspear, Vice President, Secretary and Chief Financial Officer (a)	2015	$350,000	$350,000	-	-	$700,000
	2016	$350,000	$350,000	-	-	$700,000

Craig A. Jessen	2015	$20,833	$-	-	-	$20,833
Executive Vice President and President of eVance (b)	2016	$250,000	$-	$60,000	-	$310,000

(a)	Messrs. Hyde and Winspear receive base salaries of $350,000 per year pursuant to their employment agreements. They joined the Company on May 13, 2014.
(b)	Mr. Jessen joined the Company on December 1, 2015 as Executive Vice President and was named President of eVance on June 1, 2016.

Outstanding Equity Awards at Year end

The following table sets forth the outstanding equity awards at December 31, 2016 for the named executive officers.

	Stock Awards
	Number of shares of stock that have not vested	Market value of shares that have not vested
Thomas A. Hyde Jr.	0	-
Robert L. Winspear	0
Craig A. Jessen	333,334	$53,333

Employment Agreements and Compensation

The Company has employment agreements with Thomas A. Hyde, Jr. and Robert L. Winspear. The terms of their employment agreements are identical. Mr. Hyde, our Chief Executive Officer earns a base salary of $350,000 per year.  Mr. Winspear, our Chief Financial Officer, earns a base salary of $350,000 per year. They are each entitled to receive an annual bonus (the “Annual Bonus”) equal to a minimum of 100% of the employee’s Base Salary, and according to performance criteria established and mutually agreed upon by the Company’s Board of Directors and the employee has achieved. They are also entitled to participate in the Company’s benefit plans. The employment agreements can be terminated, among the other things, by the Company for cause or by the employee for certain good reasons. The employment agreements also contain customary provisions of confidentiality and non-competition or non-solicitation. In the event that the Company terminates the employee for reasons other than cause or if the employee terminates the agreement for good reason, the employee shall be entitled to severance in an amount equal to 100% of his annual salary.

Except as provided for in agreements that the Company may enter into with its executive officers, any bonus compensation to executive officers will be determined by our Board of Directors or a compensation committee based on factors it deems appropriate, including the achievement of specific performance targets and our financial and business performance.

Compensation of Directors

None of our directors received compensation for the years ended December 31, 2016 or 2015. They are reimbursed for reasonable expenses incurred in connection with attending board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 14, 2017 regarding the beneficial ownership of our stock by (i) each person or entity who, to our knowledge, owns more than 5% of any class of our stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

Name of Beneficial Owner	Shares	%	Shares	%	% of Total Voting Power (1)

Executive Officers and Directors :
Thomas A. Hyde Jr. (2)	2,732,804	2.8	2,300,000	50	25.7
Robert L. Winspear (2)	2,982,804	3.0	2,300,000	50	25.8
Craig A. Jessen (2)	1,000,000	1.0	0	0	0.5
Ruben Azrak (2) (3)	6,344,833	6.5	0	0	3.3
Karl Power (2)(4)	1,650,633	1.7	0	0	0.9
All executive officers and directors as a group (five persons)	13,389,808	13.7	4,600,000	100	55.5
Other 5% stockholders :					-
Steven Lemma	10,200,000	10.4	0	0	5.4
Mychol Robirds	10,200,000	10.4	0	0	5.4
Samuel Chanin Irrevocable Insurance Trust December 21, 2006 (5)	6,474,468	6.6	0	0	3.4

(1)	Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series B Preferred Stock voting as a single class. The holders of our Series B Preferred Stock are entitled to twenty votes per share and holders of our Common Stock are entitled to one vote per share.
(2)	The address for all officers and directors is c/o Excel Corporation 6363 N. State Hwy 161, Suite 310 Irving TX 75038.
(3)	Includes 3,104,600 shares held by Sarah Azrak, the wife of Ruben Azrak.
(4)	Includes a warrant for the issuance of 1,500,000 shares of common stock and direct ownership of 100,000 shares of our common stock.
(5)	Lieba Chanin has voting and dispositive power over 6,474,468 shares of our common stock as trustee for The Samuel Chanin Irrevocable Insurance Trust. The address for the trust is 1 MetroTech Center Suite 2001 Brooklyn NY, 11201.

Change in Control

Pursuant to their employment agreements, Mr. Hyde and Mr. Winspear may be entitled to the following payments under a change in control as defined in their respective employment agreements:

Mr. Hyde	$350,000
Mr. Winspear	$350,000

Item 13.	Certain Relationships and Related Transactions.

On October 15, 2015, SME Funding LLC purchased a residual portfolio of approximately $13,000 of monthly recurring revenue from the Company in exchange for $445,742. SME is wholly owned by Steven Lemma who is the Chief Executive Officer of Securus. The $445,742 was recorded as a gain on the sale of residual portfolio on the Company’s statement of operations.

On October 23, 2015, SME Funding LLC advanced the Company $500,000 to help finance the acquisition of the US assets of Calpian, Inc. by eVance. This advance was exchanged for a note maturing December 1, 2016 with interest only payable monthly at an annual rate of 12%. The note was repaid in November 2016.

On February 15, 2016, SME Funding LLC purchased $35,000 of monthly recurring revenue for $700,000 pursuant to a residual purchase agreement (“RPA”). The Company exercised its right to repurchase the residuals for $770,000 in November 2016.

Director Independence

The Company has determined that Karl Power would be considered an independent director.

Item 14.	Principal Accountant Fees and Services.

For the years ended December 31, 2016 and 2015, the firm of Whitley Penn was our principal accounting firm.

Audit Fees: Aggregate fees billed by Whitley Penn for professional services rendered for the audit of our annual financial statements and review of our interim financial statements for the year ended December 31, 2016 and 2015 were $76,500 and $45,193 respectively.

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

EXCEL CORPORATION

April 14, 2017	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Hyde, Jr.	Chief Executive Officer and Director	April 14, 2017
Thomas A. Hyde, Jr.	(principal executive officer)

/s/ Robert L. Winspear	Chief Financial Officer and Treasurer	April 14, 2017
Robert L. Winspear	(principal financial and accounting officer)

/s/ Ruben Azrak	Chairman of the Board	April 14, 2017
Ruben Azrak

/s/ Karl Power	Director	April 14, 2017
Karl Power

Exhibit Index

Exhibit No	Description

2.1	Agreement of Merger and Plan of Reorganization, dated January 14, 2013 by and among Excel Corporation, ECB Acquisition Corp and Excel Business Solutions, Inc., is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 18, 2013.

2.2	Certificate of Merger, dated January 14, 2013, merging ECB Acquisition with Excel Business Solutions, is incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated January 18, 2013.

2.3	Asset Purchase Agreement, dated November 30, 2015, between eVance Processing Inc., Calpian Residual Acquisition, LLC and Calpian Commerce, Inc., is incorporated herein by reference to Exhibit 2.01 of the Company’s Current Report on Form 8-K dated November 30, 2015.

3.1	Certificate of Incorporation of Ruby Worldwide Ltd., dated November 11, 2010, is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.2	Certificate of Amendment of Certificate of Incorporation of Ruby Worldwide Ltd., dated December 1, 2012, is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.3	Certificate of Amendment of Certificate of Incorporation of Excel Corporation, dated January 19, 2011, is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.4	By-Laws of Excel Corporation is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

3.5	Certificate of Designation of Series B Convertible Preferred Stock, is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 18, 2016.

4.1	Promissory Note, dated January 29, 2016, issued by Excel Corporation, is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 29, 2016.

10.01	Employment Agreement dated May 14, 2014 by and between Excel Corporation and Thomas A. Hyde, Jr., is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 15, 2014.

10.02	Employment Agreement, dated May 14, 2014 by and between Excel Corporation and Robert L. Winspear, is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K May 15, 2014.

10.03	Form of Lockup Agreement, dated January 14, 2013, by and between Excel Business Solutions and Excel Corporation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 18, 2013.

10.04	Equity Incentive Plan by Excel Corporation, dated for the year 2011, is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

10.05	Subscription Agreement, dated as of April 31, 2011, of and between Excel Corporation and Purchaser, is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 31, 2011 (File No. 333-173702).

10.06	Portfolio Purchase Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.07	Secured Residual Loan Agreement effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC. is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.08	Promissory Note effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments) and BlueAcre Ventures LLC is incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.09	Loan and Security Agreement Dated November 2, 2016 Among GACP Finance Co. LLC., as Agent, the Lenders as time to time party hereto, as lenders, Excel Corporation, as Borrower, and certain subsidiaries of Borrower, as Guarantors is incorporated herein by reference to exhibit 10.01 of the Company’s Current Report on Form 8-K dated November 2, 2016

10.09	Settlement Agreement and Release effective June 30, 2014 between Payprotec Oregon, LLC (dba Securus Payments), Excel Corporation, Steven Lemma, Mychol Robirds, Shalom Auerbach, and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.10	Third Amended and Restated Operating Agreement of Payprotec Oregon, LLC (dba Securus Payments) effective June 30, 2014 is incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.11	Promissory Note effective June 30, 2014 between Excel Corporation and E-Cig Ventures, LLC is incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated July 7, 2014.

10.12	Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 21, 2014.

10.13	Amendment dated as of April 10, 2014 to the Securities Exchange Agreement, dated February 17, 2014, between the Company, Payprotec Oregon, LLC (d/b/a Securus Payments), Mychol Robirds and Steven Lemma is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated April 11, 2014.

10.14	Form of Amended and Restated Secured Promissory Note, dated November 30, 2015, issued by eVance Processing Inc., is incorporated herein by reference to Exhibit 10.01 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.15	Amended and Restated Loan and Security Agreement, dated November 30, 2015, is incorporated herein by reference to Exhibit 10.02 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.16	Form of Warrant to purchase common stock of the Company, is incorporated herein by reference to Exhibit 10.03 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.17	Guarantee, dated November 30, 2015, is incorporated herein by reference to Exhibit 10.04 of Company’s Current Report on Form 8-K dated November 30, 2015.

10.18	Agreement, dated January 29, 2016, between Excel Corporation and SME Funding LLC, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 29, 2016.

10.19	Form of Stockholder Agreement, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 18, 2016.

10.20	Purchase Price Adjustment Agreement, dated April 12, 2016.

10.21	Promissory Note to Excel Corporation, dated April 12, 2016.

10.22	Loan and Security Agreement Dated November 2, 2016 Among GACP Finance Co. LLC., as Agent, the Lenders as time to time party hereto, as lenders, Excel Corporation, as Borrower, and certain subsidiaries of Borrower, as Guarantors is incorporated herein by reference to exhibit 10.01 of the Company’s Current Report on Form 8-K dated November 2, 2016

14.1	Code of Business Conduct and Ethics Agreement by Excel Corporation, dated April 22, 2011, is incorporated herein by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1, as filed with the SEC on April 25, 2011 (File No. 333-173702).

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer of Excel Corporation.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Principal Financial Officer of Excel Corporation.

32.1	Certification pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer and Principal Financial Officer of Excel Corporation.

32.2	Certification pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Principal Executive Officer and Principal Financial Officer of Excel Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

