Form 10-Q
period 2017-03-31
Excel Corp
filed 2017-05-15
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of May 15, 2017, there were 97,860,336 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
ASSETS	2017	2016
Current Assets
Cash and cash equivalents	$1,257,170	$1,586,207
Accounts receivable	1,095,963	1,220,759
Note receivable	675,000	675,000
Prepaid expenses	49,313	105,995
Other current assets	89,050	89,050
Total current assets	3,166,496	3,677,011

Other Assets
Fixed assets, net of depreciation	192,039	170,442
Goodwill	7,914,269	7,914,269
Equity investment	175,790	171,469
Residual portfolios	2,056,749	2,147,488
Other long term assets	679,434	631,271
Total other assets	11,018,281	11,034,939
Total assets	$14,184,777	$14,711,950

LIABILITIES & STOKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$657,770	$577,220
Accrued compensation	1,142,632	1,054,532
Other accrued liabilities	531,807	551,447
Notes payable - current portion, net of deferred financing costs	12,845,667	12,809,252
Accrued costs of disposal of discontinued operations	-	50,000
Total current liabilities	15,177,876	15,042,451

Long-term liabilities
Other long term liabilities	39,508	41,705
Total long-term liabilities	39,508	41,705
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series B preferred stock, $.0001 par value 4,600,000 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	460	460
Common stock, $.0001 par value, 200,000,000 shares authorized 97,860,336 and 97,759,070 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9,786	9,776
Additional paid-in capital	4,824,339	4,814,348
Accumulated deficit	(5,867,192)	(5,196,790)
Total stockholders’ deficit	(1,032,607)	(372,206)
Total Liabilities and Stockholders’ Deficit	$14,184,777	$14,711,950

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Transaction and processing fees	$3,921,458	$3,965,853
Merchant cash advance revenue and other	92,590	53,805
Total revenues	4,014,048	4,019,658
Costs and expenses
Processing and servicing costs	1,967,141	1,626,254
Salaries and wages	971,810	976,272
Outside commissions	595,411	523,716
Other selling general and administrative expenses	465,101	348,524
Total costs and expenses	3,999,463	3,474,766

Income from operations	14,585	544,892

Interest expense, net	684,987	328,616

Net income (loss) from continuing operations before income taxes	(670,402)	216,276
Income tax expense (benefit)
Current	(248,048)	80,022
Deferred	248,048	(80,022)
Income tax expense	-	-

Net income (loss) from continuing operations	(670,402)	216,276

Loss from discontinued operations, net of tax	-	(1,347,029)
Loss on disposal of operations	-	(840,641)
Net loss	$(670,402)	$(1,971,394)

Basic earnings per share
Income (loss) from continuing operations	$(0.007)	$0.002
Loss from discontinued operations, net of tax	-	(0.022)
Net loss	$(0.007)	$(0.020)

Diluted earnings per share
Income (loss) from continuing operations	$(0.007)	$0.002
Loss from discontinued operations, net of tax	-	(0.022)
Net loss	$(0.007)	$(0.020)

Weighted Average Shares Outstanding
Basic	97,760,195	97,055,773
Diluted	97,760,195	97,662,366

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(670,402)	$(1,971,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,970	136,118
Paid in kind interest	170,868	-
Stock based compensation	10,001	67,787
Income in investment accounted for under the equity method	(4,321)	(40,000)
Loss on disposal of operations	-	840,641
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	124,796	185,539
Prepaid expenses	56,682	19,918
Other current assets	-	(96,035)
Other long term assets	(48,163)	89,642
Increase (decrease)
Accounts payable	80,550	(606,909)
Accrued compensation	88,100	224,376
Other accrued liabilities	(19,640)	219,626
Other long-term liabilities	(2,197)	697,575

Net cash used in operating activities	(11,756)	(233,116)

Cash flows from investing activities:
Purchase of property and equipment	(42,658)	(5,504)
Payments from disposal of operations	(50,000)	-

Net cash used in investing activities	(92,658)	(5,504)

Cash flows from financing activities:
Deferred financing costs	(224,623)	-
Issuance of preferred stock	-	230,000
Note and debt payments	-	(102,950)

Net cash provided by (used in) financing activities	(224,623)	127,050

Net decrease in cash	$(329,037)	$(111,570)

Cash - Beginning	$1,586,207	$362,130

Cash - Ending	$1,257,170	$250,560

Supplemental disclosure of cash flow information
Cash paid for interest	$444,258	$328,616

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and noncurrent on the balance sheet and requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company had a 100% valuation allowance on the deferred tax assets at March 31, 2017, as such this standard does not impact the financial position at March 31, 2017.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of this standard on its consolidated financial statements.

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

The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the potential effect of this standard on its consolidated financial statements and determined this standard does not impact the financial position at March 31, 2017.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit.

To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance in the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, early adoption is permitted. The Company is currently evaluating the potential effect of this standard on its consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

4.	DISCONTINUED OPERATIONS

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

Pursuant to the 2016 Purchase Agreement, Securus provided financial assistance to Chyp in the form of a forgivable loan to support the transition of Securus’ operations to Chyp. Securus advanced Chyp $500,000 during 2016 and $50,000 in January 2017 for a total of $550,000. Accordingly, Chyp executed a $550,000 promissory note (the “Chyp Note”) in favor of Securus. The Chyp Note bears an interest rate of 12% per annum with both the principal and interest due on May 1, 2017. The Company does not believe that Chyp was in material compliance with the 2016 Purchase Agreement and has not cancelled the Chyp Note. The Company and Chyp are in discussions concerning a resolution of the matter. Securus will also reimburse Chyp for commissions payable to Chyp employees and agents on Securus’ residual portfolio as if those agents and employees were still employed by Securus. Chyp is owned by Steven Lemma and Mychol Robirds, who are former executives of Securus.

We accounted for the sale of the Securus operations to Chyp in accordance with ASC 205-20-45-1 and have classified the assets and operations sold to Chyp as discontinued operations. In 2016, the Company recorded a loss on disposal of $840,641 related to the transaction. The charge includes a $290,641 write-off of the net assets acquired by Chyp and $550,000 for the financial assistance to be provided to Chyp.

A summary of results of discontinued operations is as follows:

Three Months
Ended
March 31, 2016

Revenues	$1,683,135
Operating expenses	(3,030,164)
Pre-tax loss from discontinued operations	(1,347,029)
Loss from discontinued operations, net of tax	$(1,347,029)

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Computer software	$63,692	$38,607
Equipment	181,202	163,394
Furniture & fixtures	38,682	38,882
Leasehold improvements	16,503	16,538
Total cost	300,079	257,421
Less accumulated depreciation	(108,040)	(86,979)
Property and equipment – net	$192,039	$170,442

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

6.	LEASES

The Company executed a lease for its corporate offices in Irving Texas. The lease began on November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

eVance leases its Georgia office facilities under an operating lease expiring in November 2019. Monthly lease payments range from $8,278 to $9,046 throughout the term of the lease.

Total rent expense for the period ended March 31, 2017 was $50,648, compared to $132,623 for the period ended March 31, 2016.

The future minimum lease payments required under long-term operating leases as of March 31, 2017 are as follows:

2017	$131,775
2018	179,489
2019	174,946
2020	6,430
2021 and after	-
Total	$492,640

7.	NOTES PAYABLE

The following summarizes the Company’s outstanding notes payable:

	March 31, 2017	December 31, 2016

Term Loan due November 2019, bearing interest at 18%, secured by substantially all of the assets of the Company	12,845,667	12,809,252

Less current portion	(12,845,667)	(12,809,252)

Long-term portion of notes payable	$-	$-

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

Before the default described below, the Loan accrued interest of 18% per annum of which 13% was payable in cash monthly and 5% is payable in kind (PIK). The cash interest has been increased from 13% to 16%. Pursuant to the Loan Agreement, the Loan is secured by substantially all of the assets of the Company including but not limited to the Company’s residual portfolios. In addition, certain of Excel’s subsidiaries are guarantors under the Loan Agreement.

The Company incurred financing costs in the amount of $1,075,369 in connection with the Loan Agreement. These costs are shown as a reduction of the loan amount on the accompanying consolidated balance sheet as of March 31, 2017, and are being amortized as interest expense over the term of the Loan. In addition, the interest that is payable in kind is added to the Loan balance. The following chart summarizes the amount outstanding under the Loan.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

7.	NOTES PAYABLE (Continued)

March 31, 2017
Term Loan	$13,500,000
Net deferred financing costs	(937,935)
Accrued interest payable in kind	283,602
Note payable	$12,845,667

The Loan Agreement contains customary events of default, non-payment of principal or other amounts under the Loan Agreement, breach of covenants and certain voluntary and involuntary bankruptcy events. The Loan Agreement also contains certain financial covenants including maintenance of certain EBITDA levels and minimum liquidity. If any event of default occurs and is continuing, the Lender may declare all amounts owed to be due (except for a bankruptcy event of default), in which case such amounts will automatically become due and payable. On May 5, 2017, the Company received written notice that it was in default under the Loan Agreement for a breach of covenants. As a result of the default, the Lender increased the cash interest payable on the loan from 13% per annum to 16% per annum (the “Default Rate”). In addition, as of April 30, 2017, the principal due under the Loan Agreement was $13,783,602. The April 30, 2017 loan balance was in excess of the borrowing base as calculated under the Loan Agreement and the Company made a principal payment on May 8, 2017 of $512,583 to reduce the loan balance to be within the borrowing base. The Lender has also terminated its commitment to lend funds or extend credit to the Company. As such, the note is classified as current on the accompanying consolidated balance sheets in accordance with ASC 470-10-45. In accordance with ASU 205-40, the classification of the debt as current raises substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated its financial position and future planned operating results with respect to the breach of covenants and determined that it is not probable that the Lender will declare all amounts due and payable and that in the improbable case that if the Lender declares all amounts under the Loan Agreement due and payable that the Company would be able to satisfy the obligations. The Company is discussing a resolution of the default with the Lender and believes that it will be able to do so. The Company is currently able to meet its debt service requirements and operating expenses out of its cash flows from operations and expects to be able to do so for at least the next twelve months. The Company’s strategy includes acquisitions of residual portfolios and the execution of any such portfolio would likely be accretive to earnings and improve the Company’s cash flow and debt service capabilities. In the event that the Lender accelerates all amounts due or requested that the Company reduce the outstanding debt, management currently believes that it would be able to satisfy such obligations by selling a portion of its residual portfolio of monthly recurring revenue without disrupting its operations. Management also believes that if required, the debt outstanding under the Loan Agreement could be refinanced with another lender. There can be no assurance that the Company will be able to resolve the matter with the Lender or execute on its contingency plans in the event it is unable to resolve the matter with the Lender.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2017 and December 31, 2016, the Company had available unused operating loss carryforwards of $4,772,677 and $4,194,335, respectively, which generated a deferred tax benefits of $1,765,890 and $1,551,904, respectively. The Company had a 100% valuation allowance on the deferred tax assets at March 31, 2017. The net operating loss carryforwards will begin to expire in 2036. After analyzing our forecasted tax position at March 31, 2017, we currently expect to utilize all of our net operating loss carryforwards prior to their expiration dates.

The Company accounts for uncertainties in income taxes in accordance with FASB ASC Topic 740 “Accounting for Uncertainty in Income Taxes”. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense. Tax years 2014 through 2016 remain subject to examination by Federal and state taxing authorities.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

9.	STOCKHOLDERS’ EQUITY

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

The table below lists outstanding warrants as of March 31, 2017:

	Shares	Exercise Price	Warrants Expire
Warrants issued November 30, 2015	5,452,458	$0.05	November 30, 2025
Warrants issued April 12, 2016	500,000	$0.06	October 12, 2017
Warrants outstanding March 31	5,952,458	—

The Company has no stock options outstanding as of March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2017 and 2016 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Current Overview

We sell integrated financial and transaction processing services to businesses throughout the United States. We provide these services through our wholly-owned subsidiaries, eVance and Securus. Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as an ISO generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. Securus operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

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

Results of Operations

Revenues

During the three months ended March 31, 2017, we had revenues of $4,014,048 compared to revenues of $4,019,658 for the three months ended March 31, 2016. Revenues for the three months ended March 31, 2017 were negatively impacted by chargebacks of approximately $92,000 resulting from fraudulent transactions processed by a single merchant. The Company is pursuing collection from the merchant but there can be no assurance that it will be successful in its efforts. The Company’s revenues were also reduced by approximately $65,000 due to an unknown third party imitating the Company’s merchants in what our industry terms a “mid probing attack”. The Company has implemented additional security tools to prevent further “mid probing attacks” and expects to have new software implemented in the second quarter that will improve its ability to identify and detect merchant fraud. In addition, the Company has upgraded it risk and underwriting personnel.

Costs and Expenses

Our operating costs and expenses were $3,999,463 for the three months ended March 31, 2017 as compared to $3,474,766 for the three months ended March 31, 2016. Processing and servicing costs were $1,967,141 or 49.0% of total revenue for the three months ended March 31, 2017 as compared to $1,626,254 or 40.5% of total revenue for the three months ended March 31, 2016 as a result of a larger mix of commissionable revenue in 2017. Salaries and wages decreased slightly from $976,272 in 2016 to $971,810 in 2017. Other selling general and administrative costs increased by $116,577 to $465,101 as a result of higher professional fees and software expenses. Corporate overhead accounted for $628,360 for the three months ended March 31, 2017 as compared to $732,853 for the three months ended March 31, 2016 due primarily to lower salaries and wages.

Interest expense

Interest expense was $684,987 for the three months ended March 31, 2017 as compared to $328,616 for the three months ended March 31, 2016. The increase was due to higher borrowing levels, increased interest rates and amortization of debt issuance costs.

Net Losses

Net income (loss) from continuing operations was $(670,402) and $216,276 for the three months ended March 31, 2017 and 2016, respectively. The loss in 2017 was due to the lower operating income and higher interest expense. Net loss for 2016 was $1,971,394 including the loss on disposal of $840,641 and loss from discontinued operations of $1,347,029.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(11,756)	$(233,116)
Net cash used in investing activities	(92,658)	(5,504)
Net cash provided by (used in) financing activities	(224,623)	127,050
Net decrease in cash	$(329,037)	$(111,570)

Net cash used in operating activities for the three months ended March 31, 2017 was $11,756 as compared with net cash used in operating activities $233,116 in 2016. Lower losses in 2017 were partially offset by smaller increases in operating liabilities and the $840,641 loss on discontinued operations in 2016.

Net cash used in investing activities was $92,658 for the three months ended March 31, 2017 as compared to $5,504 used in investing activities for the three months ended March 31, 2016. The higher capital expenditures in 2017 were primarily for computer software.

Net cash used in financing activities was $224,623 for the three months ended March 31, 2017 as compared to net cash provided by financing activities $127,050 for the three months ended March 31, 2016. The Company capitalized costs related to its Loan Agreement in the amount of $224,623 in 2017. In 2016, the Company made note payments of $102,950 which were offset by proceeds from the sale of Series B Preferred Stock of $230,000.

As of March 31, 2017, we had cash and cash equivalents of $1,257,170, total current assets of $3,166,496 and total current liabilities of $15,177,876.

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into the Loan Agreement with the Agent. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000 (each a “Loan” or together “Loans”). The Company used the proceeds from the Initial Term Loan to repay all of its existing secured debt.

The Company received written notice from the Lender that it was in default of the Loan Agreement. The Company is in discussions with the Lender on a resolution to default. The Company believes that, if required by the Lender, it would be able to refinance the Loan with a different lender. The Company also has identified potential transactions and acquisitions which, if completed, would be expected to improve income from operations and the ability to service debt. In addition, the Company could also sell a portion of its residual portfolio and use the proceeds to pay down all or a portion of the Loan. Although the Company believes that it will be able to resolve the default with the Lender or if it is unable to do so, either refinance the Loan or sell a portion of its residual portfolio to repay the Loan or some combination of all of these options, there can be no assurance that it will be to do so. See Part II Item 3 of this Quarterly Report for additional information with respect to the default.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. The accompanying unaudited consolidated financial statements reflect the results of operations, financial position and cash flows of the Company, and include the accounts of the Company and subsidiaries, after elimination of all intercompany transactions in the consolidation.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 13, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Default Under Loan Agreement

On May 5, 2017, the Company received a written notice from GACP Finance Co. (“GACP”) that it was in default under the terms of the Loan Agreement. The Lender also terminated its commitment to lend or extend credit under the Loan Agreement. As a result of the default, the Lender may declare all amounts under the Loan Agreement due and payable. The Company’s business strategy includes acquisition of residual portfolios which the Lender has no obligation to finance. There can be no assurance that the Company can find alternative sources of capital if the Lender elects not to extend credit.

As of the date of this Report, except as described above, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On May 5, 2017, the Company received a written notice from GACP that it was in default under the terms of the Loan Agreement. The Lender also terminated its commitment to lend or extend credit under the Loan Agreement. As a result of the default, the Lender may declare all amounts under the Loan Agreement due and payable. As of May 15, 2017, the Lender has not accelerated the remaining principal balance.

As of April 30, 2017, the principal due under Loan Agreement was $13,783,602. The April 30, 2017 loan balance was in excess of the borrowing base as calculated under the Loan Agreement. The Company made a principal payment on May 8, 2017 of $512,583 to reduce the loan balance to be within the borrowing base. In addition, the Lender increased the cash interest payable on the loan from 13% per annum to 16% per annum (the “Default Rate”). In addition, to cash interest, borrowings under the Loan Agreement have payable-in-kind interest of 5% which remains unchanged.

The Company is currently in discussions with GACP regarding a forbearance agreement. There can be no assurances that the Company will be able to enter into a forbearance agreement with GACP.

ITEM 4. Mine Safety Disclosures.

Not applicable.

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

EXCEL CORPORATION

Dated: May 15, 2017	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal executive officer)

Dated: May 15, 2017	/s/ Robert L. Winspear
Robert L. Winspear Chief Financial Officer (Principal financial and accounting officer)

