Form 10-Q
period 2017-06-30
Excel Corp
filed 2017-08-14
CIK 1512890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of August 10, 2017, there were 102,460,336 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXCEL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Excel Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
ASSETS	2017	2016
Current Assets
Cash and cash equivalents	$381,579	$1,586,207
Accounts receivable	1,105,516	1,220,759
Note receivable	675,000	675,000
Prepaid expenses	82,169	105,995
Other current assets	89,550	89,050
Total current assets	2,333,814	3,677,011

Other Assets
Property and equipment, net of depreciation	172,136	170,442
Goodwill	7,914,269	7,914,269
Equity investment	171,469	171,469
Residual portfolios	1,966,010	2,147,488
Other long-term assets	703,271	631,271
Total other assets	10,927,155	11,034,939
Total assets	$13,260,969	$14,711,950

LIABILITIES and STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,431,723	$577,220
Accrued compensation	18,004	704,888
Payroll tax payable	519,679	349,644
Other accrued liabilities	476,807	551,447
Notes payable - current portion, net of deferred financing costs	12,567,194	12,809,252
Accrued costs of disposal of discontinued operations	-	50,000
Total current liabilities	15,013,407	15,042,451

Long-term liabilities
Other long-term liabilities	37,469	41,705
Total long-term liabilities	37,469	41,705
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series B preferred stock, $.0001 par value none issued and outstanding as of June 30, 2017 and 4,600,00 issued and outstanding as of December 31, 2016	-	460
Common stock, $.0001 par value, 200,000,000 shares authorized 102,460,336 and 97,759,070 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	10,246	9,776
Additional paid-in capital	4,834,340	4,814,348
Accumulated deficit	(6,634,493)	(5,196,790)
Total stockholders’ deficit	(1,789,907)	(372,206)
Total Liabilities and Stockholders’ Deficit	$13,260,969	$14,711,950

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Transaction and processing fees	$4,082,036	$4,390,222	$8,003,494	$8,356,075
Merchant cash advance revenue and other	87,370	56,069	179,960	109,874
Total revenues	4,169,406	4,446,291	8,183,454	8,465,949
Costs and expenses
Processing and servicing costs	2,051,751	1,863,167	4,048,195	3,489,421
Salaries and wages	884,078	898,945	1,805,239	1,875,217
Outside commissions	602,029	458,440	1,197,440	982,156
Other selling general and administrative expenses	1,223,342	280,591	1,709,789	629,115
Total costs and expenses	4,761,200	3,501,143	8,760,663	6,975,909

Income (loss) from operations	(591,794)	945,148	(577,209)	1,490,040

Interest expense, net	784,860	278,039	1,469,847	606,655
Other, net	609,354	-	609,354	-

Net income (loss) from continuing operations before income taxes	(767,300)	667,109	(1,437,702)	883,385
Income tax expense (benefit)
Current	(283,901)	246,830	(531,950)	326,852
Deferred	283,901	(246,830)	531,950	(326,852)
Income tax expense	-	-	-	-

Net income (loss) from continuing operations	(767,300)	667,109	(1,437,702)	883,385

Loss from discontinued operations, net of tax	-	(661,655)	-	(2,008,684)
Loss on disposal of operations	-		-	(840,641)
Net income (loss)	$(767,300)	$5,454	$(1,437,702)	$(1,965,940)

Basic earnings per share
Income (loss) from continuing operations	$(0.008)	$0.007	$(0.015)	$0.009
Loss from discontinued operations, net of tax	-	(0.007)	-	(0.029)
Net income (loss)	$(0.008)	$0.000	$(0.015)	$(0.020)

Diluted earnings per share
Income (loss) from continuing operations	$(0.008)	$0.007	$(0.015)	$0.009
Loss from discontinued operations, net of tax	-	(0.007)	-	(0.029)
Net income (loss)	$(0.008)	$0.000	$(0.015)	$(0.020)

Weighted Average Shares Outstanding
Basic	98,320,336	96,759,070	98,040,266	96,907,422
Diluted	98,320,336	101,359,070	98,040,266	99,474,273

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(1,437,702)	$(1,965,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401,523	243,998
Paid in kind interest	341,961	-
Stock based compensation	20,002	112,423
Income in investment accounted for under the equity method	-	(23,350)
Loss on disposal of operations	-	840,641
Changes in operating assets and liabilities:
Decrease (increase)
Accounts receivable	115,243	(147,925)
Prepaid expenses	23,826	36,581
Other current assets	(500)	(91,368)
Other long term assets	(72,000)	77,131
Increase (decrease)
Accounts payable	854,503	(670,695)
Accrued compensation	(686,884)	255,142
Payroll tax payable	170,035	113,987
Other accrued liabilities	(74,640)	437,525
Other long-term liabilities	(4,236)	678,296

Net cash used in operating activities	(348,869)	(103,554)

Cash flows from investing activities:
Purchase of property and equipment	(44,899)	(22,907)
Payments due to disposal of operations	(50,000)	-

Net cash used in investing activities	(94,899)	(22,907)

Cash flows from financing activities:
Deferred financing costs	(248,276)	-
Issuance of preferred stock	-	230,000
Note and debt payments	(512,583)	(212,730)

Net cash provided by (used in) financing activities	(760,859)	17,270

Net decrease in cash	(1,204,627)	(109,191)

Cash – Beginning of period	1,586,207	362,130

Cash – End of period	$381,579	$252,939

Supplemental disclosure of cash flow information
Cash paid for interest	$991,755	$606,655

See notes to unaudited consolidated financial statements.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

Unaudited

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

3.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $1,437,702 and an accumulated deficit of $6,634,493 as of June 30, 2017.

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with GACP Finance Co. LLC (“GACP”) as administrative agent (“Agent”) and the other lenders as from time to time party thereto. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000 (each a “Loan” or together “Loans”). The Loan Agreement contains customary events of default, non-payment of principal or other amounts under the Loan Agreement, breach of covenants and other bankruptcy events. The Loan Agreement also contains certain financial covenants including maintenance of certain EBITDA levels and minimum liquidity. If any event of default occurs and is continuing, the Lender may declare all amounts owed to be due (except for a bankruptcy event of default), in which case such amounts will automatically become due and payable. On May 5, 2017, the Company received a written notice from GACP that it was in default under the terms of the Loan Agreement for a breach of covenants. As a result of the default, the Lender increased the cash interest payable on the loan from 13% per annum to 16% per annum (the “Default Rate”). In addition, as of April 30, 2017, the principal due under the Loan Agreement was $13,783,602. The April 30, 2017 loan balance was in excess of the borrowing base as calculated under the Loan Agreement and the Company made a principal payment on May 8, 2017 of $512,583 to reduce the loan balance to be within the borrowing base as defined in the Loan Agreement. The Lender also terminated its commitment to lend or extend credit under the Loan Agreement. As such, the note is classified as current on the accompanying consolidated balance sheets in accordance with ASC 470-10-45.

In accordance with ASU 205-40, the classification of the debt as current, continuing losses, and accumulated deficit raises substantial doubt about the Company’s ability to continue as a going concern. The Company is discussing a resolution of the default with the Lender and working towards a forbearance agreement. The Company believes that, if required by the Lender, it would be able to refinance the Loan with a different lender. The Company also has identified potential transactions and acquisitions which, if completed, would be expected to improve income from operations and the ability to service debt. In addition, the Company could also sell a portion of its residual portfolio and use the proceeds to pay down all or a portion of the Loan. Although the Company believes that it will be able to resolve the default with the Lender or if it is unable to do so, either refinance the Loan or sell a portion of its residual portfolio to repay the Loan or some combination of all of these options., there can be no assurance that the Company will be able to resolve the matter with the Lender or execute on any applicable contingency plans in the event it is unable to resolve the matter with the Lender. As of August 11, 2017, the Lender has not accelerated the remaining principal balance. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to improve its financial condition through its strategy which includes raising equity and acquisitions of residual portfolios.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

Unaudited

4.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the potential effect of this standard on its consolidated financial statements and determined this standard does not impact the financial position at June 30, 2017.

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

To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this pronouncement remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance in the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, early adoption is permitted. The Company is currently evaluating the potential effect of this standard on its consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

Unaudited

5.	DISCONTINUED OPERATIONS

On April 30, 2016, Securus entered into the 2016 Purchase Agreement with Chyp. In connection with the 2016 Purchase Agreement with Chyp, Chyp executed a three-year preferred marketing agreement with eVance.

Pursuant to the 2016 Purchase Agreement with Chyp, Chyp acquired substantially all of the operations of Securus including its sales and marketing operations located in Portland, Oregon and West Palm Beach, Florida. Securus retained its approximately 5,000 merchants and related merchant processing residual portfolio. Securus also retained substantially all of its liabilities, including but not limited to, its note payable with Blue Acre Ventures (BAV), trade payables as well as liabilities to merchants.

Pursuant to the 2016 Purchase Agreement with Chyp, Securus provided financial assistance to Chyp in the form of a forgivable loan to support the transition of Securus’ operations to Chyp. Under the terms of the loan, Securus advanced Chyp $500,000 during 2016 and $50,000 in January 2017 for a total of $550,000. Accordingly, Chyp executed a $550,000 promissory note (the “Chyp Note”) in favor of Securus. The Chyp Note bears an interest rate of 12% per annum with both the principal and interest due on May 1, 2017. The Company does not believe that Chyp was in material compliance with the 2016 Purchase Agreement with Chyp and has not cancelled the Chyp Note. The Company and Chyp are in discussions concerning a resolution of the matter. Securus will also reimburse Chyp for commissions payable to Chyp employees and agents on Securus’ residual portfolio as if those agents and employees were still employed by Securus. Chyp is owned by Steven Lemma and Mychol Robirds, who are former executives of Securus.

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

A summary of results of discontinued operations is as follows:

Six Months
Ended
June 30, 2016

Revenues	$2,027,113
Operating expenses	(4,035,797)
Pre-tax loss from discontinued operations	(2,008,684)
Loss from discontinued operations, net of tax	$(2,008,684)

6.	OTHER INCOME (EXPENSES)

Other income (expenses) consists of the following for the six months ended:

	June 30,	June 30,
	2017	2016
Accrued compensation	$669,529	$-
Settlement on lawsuit	50,000	-
Account payable Calpian adjustment	(110,175)	-
Other, net	$609,354	$-

On July 6, 2017, eVance Processing Inc. received $50,000 pertaining to a one-time settlement of a legal matter. Refer to Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on accrued compensation.

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Computer software	$63,692	$38,607
Equipment	183,444	163,394
Furniture & fixtures	38,682	38,882
Leasehold improvements	16,503	16,538
Total cost	302,321	257,421
Less accumulated depreciation	(130,185)	(86,979)
Property and equipment – net	$172,136	$170,442

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

Unaudited

8.	LEASES

The Company executed a lease for its corporate offices in Irving Texas. The lease began on November 1, 2014 and has a term of 63 months with monthly payments ranging from $0 to $6,428.

eVance leases its Georgia office facilities under an operating lease expiring in November 2019. Monthly lease payments range from $8,278 to $9,046 throughout the term of the lease.

Total rent expense for the six month ended June 30, 2017 was $98,916, compared to $167,969 for the six month ended June 30, 2016.

The future minimum lease payments required under long-term operating leases as of June 30, 2017 are as follows:

2017	$88,344
2018	179,489
2019	174,946
2020	6,430
2021 and after	-
Total	$449,209

9.	NOTES PAYABLE

The following summarizes the Company’s outstanding notes payable:

	June 30, 2017	December 31, 2016

Term loan due November 2019, bearing interest at 18%, secured by substantially all of the assets of the Company	12,567,194	12,809,252

Less current portion	(12,567,194)	(12,809,252)

Long-term portion of notes payable	$-	$-

On November 2, 2016, the Company and certain of the Company’s subsidiaries entered into a Loan and Security Agreement with GACP Finance Co. LLC and the other lenders as from time to time party thereto. The Loan Agreement has a three-year term and provides for term loan commitments of up to $25,000,000 consisting of an Initial Term Loan in the amount of $13,500,000 and a Delayed Draw Term Loan in the amount of $11,500,000. The Company used the proceeds from the Initial Term Loan to repay all of its existing secured debt.

Before the default described within Note 3 in Part I, Item 1 of this Quarterly Report on Form 10-, the Loan accrued interest of 18% per annum of which 13% was payable in cash monthly and 5% is payable in kind (PIK). Due to the default and pursuant to the Loan Agreement, the cash interest has been increased from 13% to 16%. Pursuant to the Loan Agreement, the Loan is secured by substantially all of the assets of the Company including but not limited to the Company’s residual portfolios. In addition, certain of Excel’s subsidiaries are guarantors under the Loan Agreement.

The Company incurred financing costs in the amount of $1,099,021 in connection with the Loan Agreement. These costs are shown as a reduction of the loan amount on the accompanying consolidated balance sheets as of June 30, 2017, and December 31, 2016, and are being amortized as interest expense over the term of the Loan. In addition, the interest that is payable in kind is added to the Loan balance. The following chart summarizes the amount outstanding under the Loan.

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

Unaudited

9.	NOTES PAYABLE (Continued)

June 30, 2017
Term loan	$13,500,000
Net deferred financing costs	(874,918)
Principal paydown	(512,583)
Accrued interest payable in kind	454,695
Note payable	$12,567,194

10.	PAYROLL TAX PAYABLE

Management identified an issue with the reporting and payment of federal payroll taxes primarily pertaining to four employees in the corporate office. Former management no longer employed by the Company failed to report and remit federal payroll taxes of $349,266 consisting of $250,818 in employee withholdings and $98,448 in employer FICA. On June 30, 2017, management accrued $160,000 for estimated fees, penalties and interest. Management has engaged an outside tax advisor to bring current late reporting and payment of federal payroll taxes for the years ended 2014, 2015 and 2016. Payroll taxes were properly accrued in prior applicable periods. The Company is current with reporting and payment of 2017 payroll taxes. In July 2017, a third-party payroll processor was retained to increase controls over reporting and payment of federal and state payroll taxes. As of July 31, 2017, payroll tax reporting and processing for the Company and each reporting subsidiary are currently being processed by a third-party payroll processor.

11.	ACCRUED COMPENSATION

On June 19, 2017, the District Court held the Injunction Hearing as further described in Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q. On June 20, 2017, the District Court granted the application for a temporary injunction against former officers of the Company and found that the officers violated their fiduciary duties (including their duty of loyalty) owed to the Company by causing payments of $750,000 in bonuses to be paid to themselves, and that the Company’s board of directors had terminated both officers’ employment agreements and removed both officers from their positions as officers and as employees of the Company. The Company evaluated the officers employment agreements and determined 2016 and 2017 accrued executive bonuses were not earned and no further obligations were due to the two former officers. The Company reversed the accrual and reduced current year bonus expense by $90,423 and recorded a gain of $669,529 for the expense recorded in the prior year.

12.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740-10 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2017 and December 31, 2016, the Company had available unused operating loss carryforwards of $6,216,483 and $4,194,335, respectively, which generated a deferred tax benefits of $2,300,099 and $1,551,904, respectively. The Company had a 100% valuation allowance on the deferred tax assets at June 30, 2017. The net operating loss carryforwards will begin to expire in 2036. After analyzing our forecasted tax position at June 30, 2017, we currently expect to utilize all of our net operating loss carryforwards prior to their expiration dates.

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

Excel Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

Unaudited

13.	STOCKHOLDERS’ EQUITY

On March 18, 2016, the Company issued 2,300,000 Shares of Series B Convertible Preferred Stock (“Series B Shares”) to each of Thomas A. Hyde Jr. and Robert L. Winspear (each a “Holder” and collectively the “Holders”) at a price of $0.05 per share pursuant to subscription agreements between the Company and the Holders. The Series B Shares were designated and issued in March 2016. The Company has subsequently taken the position that each of the creation of the Series B Shares, and the issuance of the Series B Shares to Mr. Hyde and Mr. Winspear, were in violation of the prohibition in the Company’s bylaws against interested director transactions and were not valid corporate actions taken by the Board of Directors, due to (a) Mr. Hyde’s service on the Board of Directors at such time as the Board voted to designate and issue the Series B Shares, (b) Mr. Hyde’s failure to recuse himself in the action taken by the Board of Directors to designate and issue the Series B Shares, and (c) without Mr. Hyde’s vote, a majority of the remainder of the board of directors did not vote to issue the Series B shares.

The Series B Shares were convertible into shares of the Company’s common stock on a ratio of one-to-one, subject to adjustment for stock splits and stock dividends. The Series B Shares ranked senior to the common stock and other preferred shares and carried a liquidation preference of $.05 per share. Holders were also entitled to receive dividends declared on the Company’s common stock on an as-converted basis. Each Series B Share entitled a Holder to 20 votes per share on all matters subject to voting by holders of the Company’s common stock, which collectively entitled the Holders to vote a combined 92,000,000 shares of common stock.

Under the terms of the Series B Shares, the Company had the right to, among other things, require a Holder to convert the Series B Shares into common stock at any time after the Holder resigned, was terminated or otherwise ceased to be an officer of the Company.

In connection with the issuance of the Series B Shares, the Company and the Holders also executed a Stockholders Agreement (the “Stockholders Agreement”) whereby the Holders agreed not to initiate directly or indirectly, any stockholder vote or action, by written consent or otherwise, to increase the size or structure of the Company’s board of directors or remove any existing director, nor initiate directly or indirectly any stockholder vote or action by written consent or otherwise, to affect Holders’ executive compensation, bonus criteria and amounts, or other similar action. The Holders also agreed to convert the Series B Shares immediately upon termination, whether voluntary or involuntary, or upon their resignation for any reason.

On June 4, 2017, the Board of Directors terminated for cause (the “Terminations”) each of Mr. Hyde and Mr. Winspear. In connection with and immediately following the Terminations, the Company exercised its rights under the Stockholders Agreement to convert the Series B Shares into 4,600,000 shares of common stock (the “Series B Conversion”). As a result of the Series B Conversion, no Series B Shares remain outstanding.

The table below lists outstanding warrants as of June 30, 2017:

	Shares	Exercise Price	Warrants Expire
Warrants issued November 30, 2015	5,452,458	$0.05	November 30, 2025
Warrants issued April 12, 2016	500,000	$0.06	October 12, 2017
Warrants outstanding June 30, 2017	5,952,458	—

The Company has no stock options outstanding as of June 30, 2017.

14.	COMMITMENTS AND CONTINGENCIES

The Company is a party to routine litigation and administrative complaints incidental to its business. The Company does not believe that any or all of such routine litigation and administrative complaints is likely to have a material adverse effect on the Company’s financial condition or results of operations, except as noted below.

Litigation with Former Management

On May 11, 2017, the Company appointed an independent committee (the “Special Committee”) of the board of directors to conduct an investigation into certain of the Company’s past business practices encompassing each of (a) Thomas A. Hyde, Jr., the Company’s then-President and Chief Executive Officer, and (b) Robert L. Winspear, the Company’s then-Chief Financial Officer, Vice President and Secretary and certain matters relating to the Company’s obligations under its credit facility with GACP Finance Co. After conducting its investigation, the Special Committee determined that (i) Mr. Hyde and Mr. Winspear made payments to themselves of deferred compensation in contravention of the Loan Agreement, (ii) such bonus payments violated a prohibition under the Loan Agreement of making any payments of Subordinated Indebtedness (as defined in the Loan Agreement), and (iii) as a result of such bonus payments, the Company did not have a sufficient cash balance on hand to meet the financial covenants under the Loan Agreement.

On May 15, 2017, following the completion of their investigation, the Special Committee resolved to terminate each of Mr. Hyde and Mr. Winspear, effective immediately, and on May 17, 2017, the Company delivered to each of Mr. Hyde and Mr. Winspear a letter terminating their employment and their status as officers. Mr. Hyde and Mr. Winspear informed the Company that they disputed the Special Committee’s authority to terminate each of their respective employments and officer status, alleging the termination was not a valid action taken by the Company and refusing to recognize the termination letters. On June 4, 2017, Mr. Hyde and Mr. Winspear were formally terminated again for cause at a meeting of the Company’s board of directors. Notwithstanding the formal termination, Mr. Hyde and Mr. Winspear ignored the directive of the Company’s board of directors and continued to report to work at the Company’s offices and to act as executive management, including holding themselves out as such to the Company’s lenders, employees and third parties.

On June 4, 2017, the Company filed an Original Petition and Application for Temporary Restraining Order and Temporary and Permanent Injunctions (the “Pleading”) to initiate a lawsuit against Mr. Hyde and Mr. Winspear in the 134th Judicial District Court in the District Court of Dallas County, Texas (the “District Court”), in Cause No. DC-17-06555 (the “Lawsuit”). In the Pleading, the Company alleged that Mr. Hyde and Mr. Winspear (together, the “Defendants”) caused violations of the Company’s loan agreement with GACP by paying themselves excessive bonuses in violation of their fiduciary duties (including the duty of loyalty) to the Company, and the Company requested a declaratory judgment that the Defendants were no longer employees or officers. In addition, the Company alleged that it would suffer immediate and irreparable injury without an adequate remedy at law if the District Court did not issue injunctive relief as set forth below. The District Court initially entered a temporary restraining order (the “TRO”) to, among other things, preserve the status quo between the parties pending a temporary injunction hearing (the “Injunction Hearing”). The status quo under the TRO, in effect for only two weeks, allowed the Defendants to continue to carry out their responsibilities in their current roles, subject to certain restrictions set forth in the TRO.

On June 19, 2017, the District Court held the Injunction Hearing. On June 20, 2017, the District Court (a) granted the Company’s application for a temporary injunction against the Defendants (the “Injunction”), and (b) found that the Defendants violated their fiduciary duties (including their duty of loyalty) owed to the Company by causing payments of $750,000 in bonuses to themselves, and that the Company’s board of directors had terminated both Defendants’ employment agreements and removed both Defendants from their positions as officers. The Injunction also enjoins the Defendants from, among other things, (a) coming within 100 feet of any property owned, leased or occupied by the Company; (b) accessing any of the Company’s computer systems equipment, bank accounts or other assets; and (c) holding themselves out as the Company’s employees or officers to any of the Company’s regulators, investors, shareholders, employees, customers, suppliers, lenders or vendors.

On June 30, 2017, the Defendants filed their Original Answer, in which they generally denied the allegations contained in the Company’s Pleadings. The District Court set the date for a full trial on the merits of the Company’s claims against the Defendants for March 2018. The Company intends to vigorously pursue this matter and to protect the integrity of the actions of its board of directors. The Company has incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit. The Company cannot predict the outcome of this lawsuit or for how long it will remain active.

15.	RECLASSIFICATIONS

Certain reclassifications have been made to the prior period to conform with the current period’s presentation. These include; payroll tax payable, accrued compensation, processing and servicing costs, salaries and wages, outside commissions and other selling general and administrative expenses. There was no impact on total assets, total shareholders’ equity, accumulated deficit, total expenses or net income (loss) resulting from these reclassifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our interim financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and included in our Annual Report on Form 10-K for the year ended December 31, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Results of Operations

Revenues

During the three months ended June 30, 2017, revenues of $4,169,406 were slightly lower than the three months ended June 30, 2016 of $4,446,291. During the six months ended June 30, 2017, revenues of $8,183,454 decreased approximately 3.3% from $8,465,949 during the six months ended June 30, 2016. Revenues for the six months ended June 30, 2017 were negatively impacted by chargebacks of approximately $92,000 resulting from fraudulent transactions processed by a single merchant during the first quarter of 2017. The Company is pursuing collection from the merchant but there can be no assurance that it will be successful in its efforts. In addition, the Company has upgraded it risk and underwriting personnel. The additional decrease is a result of normal portfolio attrition.

Costs and Expenses

Operating costs and expenses were $4,761,200 for the three months ended June 30, 2017 as compared to $3,501,143 for the three months ended June 30, 2016 and $8,760,663 for the six months ended June 30, 2017 as compared to $6,975,909 for the six months ended June 30, 2016. The increase in operating expenses was primarily a result of higher selling general and administrative costs and processing. Processing and servicing costs were $4,048,195 or 49.5% of total revenue for the six months ended June 30, 2017 as compared to $3,489,421 or 41.2% of total revenue for the six months ended June 30, 2016. The increase was primarily the result of increased volume resulting in higher TSYS processing cost and an increase in interchange. Salaries and wages decreased slightly from $1,875,217 for the six months ended June 30, 2016 to $1,805,239 for the six months ended June 30, 2017. The decrease was primarily the result of a reduction in current year bonus expense of $90,423. Other selling general and administrative costs increased $1,080,674 from $629,115 for the six months ended June 30, 2016 to $1,709,789 for the six months ended June 30, 2017. The significant increase in selling general and administrative costs was a result of higher corporate legal fees of $711,853 in the fiscal quarter ended June 30, 2017 due to legal proceedings as further discussed in Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Interest expense

Interest expense was $784,860 for the three months ended June 30, 2017 as compared to $278,039 for the three months ended June 30, 2016, and $1,469,847 for the six months ended June 30, 2017 as compared to $606,655 for the six months ended June 30, 2016. The increase was due to higher borrowing levels, increased interest rates and amortization of debt issuance costs.

Net Losses

Net income (loss) from continuing operations was $(767,300) and $667,109 for the three months ended June 30, 2017 and 2016, respectively and $(1,437,702) and $883,385 for the six months ended June 30, 2017 and 2016, respectively. The loss in 2017 was due to the lower operating income, higher interest expense, accrued payroll tax interest/fees and higher legal and professional fees.

Liquidity and Capital Resources

The following summarizes our cash flows:

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(348,869)	$(103,554)
Net cash used in investing activities	(94,899)	(22,907)
Net cash provided by (used in) financing activities	(760,859)	17,270
Net decrease in cash	$(1,204,627)	$(109,191)

Net cash used in operating activities for the six months ended June 30, 2017 was $348,869 as compared with net cash used in operating activities of $103,554 for the same period in 2016. Lower losses and the reversal of accrued compensation in 2017 were partially offset by increases in operating liabilities and the $840,641 loss on discontinued operations in 2016.

Net cash used in investing activities was $94,899 for the six months ended June 30, 2017 as compared to $22,907 used in investing activities for the six months ended June 30, 2016. The higher capital expenditures in 2017 were primarily for computer software.

Net cash used in financing activities was $760,859 for the six months ended June 30, 2017 as compared to net cash provided by financing activities of $17,270 for the six months ended June 30, 2016. The Company capitalized costs related to the GACP note in the amount of $248,276 in 2017; these costs were required primarily due to an event of default triggered by prior management’s wrongful actions in paying themselves certain bonuses, as further discussed in Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q, which resulted in the required negotiation of an amendment and accompanying legal fees. In addition, the Company reduced the loan balance by making a payment of $512,583 on May 8, 2017, to be within the borrowing base per the Loan Agreement. The Company paid a prepayment fee of $15,378 (3.0% of the principle reduction) per the terms of the Loan Agreement.

As of June 30, 2017, we had cash and cash equivalents of $381,579, total current assets of $2,333,814 and total current liabilities of $15,013,407.

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

Significant Accounting Policies

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2017 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule12b-2 of the Securities Exchange Act of 1934 and Item 10(f)(1) of Regulation S-K, we are not required to provide the information requested by this item.

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

Our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 and found them to be effective.

Changes in Internal Control over Financial Reporting

There were no changes (with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent June 30, 2017, management increased controls over reporting and payment of federal and state payroll taxes and retained a third-party payroll processor. Further discussion regarding payroll taxes is included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 14, Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

We currently are involved in litigation with certain of our former officers for which the Company has incurred and may continue to incur significant legal expenses.

On June 4, 2017, we filed an Original Petition and Application for Temporary Restraining Order and Temporary and Permanent Injunctions to initiate a lawsuit against Thomas A. Hyde, Jr., our former President and Chief Executive Officer and our current director and Robert L. Winspear, our former Chief Financial Officer, Vice President and Secretary. A detailed description of this matter is contained in Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference. We have incurred significant expenses related to this lawsuit to date and may continue to incur expenses related to this lawsuit. We cannot predict the outcome of this lawsuit or for how long it will remain active. Regardless of the outcome, the pending lawsuit could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees from the operation of our business. Moreover, negative developments with respect to the pending lawsuit could cause our stock price to decline. In addition, because Mr. Hyde remains one of our directors, his influence may be alleged to conflict with our interests and the interests of our other shareholders. Such influence by Mr. Hyde could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our stock.

We are currently in default under our loan agreement with GACP and, if our creditor chooses, all amounts under the loan may become due and payable.

On May 5, 2017, we received a written notice from GACP that we are in default under the terms of the Loan Agreement. The lender also terminated its commitment to lend or extend credit under the Loan Agreement. As a result of the default, the Lender may declare all amounts under the Loan Agreement due and payable. We are currently in discussions with GACP regarding a forbearance agreement, but there can be no assurances that we will be able to enter into a forbearance agreement with the lenders. Our business strategy includes acquisition of residual portfolios which the lender has no obligation to finance. There can be no assurance that the Company can find alternative sources of capital if the lender elects not to extend credit. In addition, even if we are able to obtain waivers for our current and future defaults, any such waiver may impose significant costs or covenants on us. The results of any such actions by lenders as set forth above could have a significant negative impact on our results of operations, financial position and cash flows.

As of the date of this Report, except as described above, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We face potential liabilities for FICA taxes.

In February 2017, we identified withholding tax errors related to the payment to the Internal Revenue Service (the “IRS”) of withholding taxes (“FIT”) and federal insurance contribution taxes (“FICA”) withheld from employee paychecks. Over a period of several years, we withheld the amounts with respect to FIT and FICA from salary payments to members of the management team, however, we did not pay the withheld FIT and FICA amounts to the IRS. We took immediate action to correct these errors, creating new control procedures and providing additional training to the employees to ensure that documented controls are followed. In connection with the preparation, approval and filing of our Annual Report on Form 10-K for the year ended December 31, 2016, and in consultation with our independent auditors, we determined that the impact of these errors on the financial statements were not material. Payroll taxes were properly accrued in prior applicable periods. While we have remedied our control procedures to ensure timely FICA payments subsequent to December 31, 2016, we still owe federal payroll taxes of $349,266, which consist of $250,818 in employee withholdings and $98,448 in employer FICA. On June 30, 2017, we have accrued $160,000 for estimated penalties, fees, and interest. We have also engaged an outside tax advisor to bring current late reporting and payment of federal payroll taxes for the years ended 2014, 2015 and 2016.

The Company is current with reporting and payment of 2017 payroll taxes. In July 2017, a third-party payroll processor was retained to increase controls over reporting and payment of federal and state payroll taxes. As of July 31, 2017, payroll tax reporting and processing for the Company and each reporting subsidiary are currently being processed by a third-party payroll processor. We have continued to develop a plan to address the withholding errors and prevent similar recurrence of such errors. Failure to meet our tax withholding and payment obligations, including the failure to fully satisfy our payment penalties with the IRS, may result in additional penalties, which may adversely affect our results of operations and our ability to obtain financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On May 5, 2017, the Company received a written notice from GACP that it was in default under the terms of the Loan Agreement. The Lender also terminated its commitment to lend or extend credit under the Loan Agreement. As a result of the default, the Lender may declare all amounts under the Loan Agreement due and payable. As of August 11, 2017, the Lender has not accelerated the remaining principal balance.

As of August 11, 2017, the principal due under Loan Agreement was $13,520,613. On April 30, 2017, the loan balance of $13,783,602 was in excess of the borrowing base as calculated under the Loan Agreement. The Company made a principal payment on May 8, 2017 of $512,583 to reduce the loan balance to be within the borrowing base. In addition, the Lender increased the cash interest payable on the loan from 13% per annum to 16% per annum (the “Default Rate”). In addition, to cash interest, borrowings under the Loan Agreement have payable-in-kind interest of 5% which remains unchanged.

The Company is currently in discussions with GACP regarding a forbearance agreement. There can be no assurances that the Company will be able to enter into a forbearance agreement with GACP.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, on June 4, 2017, the Board of Directors terminated for cause (the “Terminations”) each of Mr. Hyde as the Company’s President and Chief Executive Officer and Mr. Winspear as the Company’s Chief Financial Officer, Vice President and Secretary. Prior to the Terminations, Mr. Hyde and Mr. Winspear each held 2,300,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Shares”). The Series B Shares were designated and issued in March 2016. The Company has subsequently taken the position that each of the creation of the Series B Shares, and the issuance of the Series B Shares to Mr. Hyde and Mr. Winspear, were in violation of the prohibition in the Company’s bylaws against interested director transactions and were not valid corporate actions taken by the Board of Directors, due to (a) Mr. Hyde’s service on the Board of Directors at such time as the Board voted to designate and issue the Series B Shares, and (b) Mr. Hyde’s failure to recuse himself in the action taken by the Board of Directors to designate and issue the Series B Shares.

The Series B Shares were convertible into shares of the Company’s common stock on a ratio of one-to-one, subject to adjustment for stock splits and stock dividends. The Series B Shares ranked senior to the common stock and other preferred shares and carried a liquidation preference of $.05 per share. Holders of the Series B Shares were also entitled to receive dividends declared on the Company’s common stock on an as-converted basis. Each Series B Share entitled the holder thereof to 20 votes per share on all matters subject to voting by holders of the Company’s common stock, which collectively entitled the holders thereof to vote a combined 92,000,000 shares of common stock.

Under the terms of the Series B Shares, the Company had the right to, among other things, require a holder of Series B Shares to convert the Series B Shares into common stock at any time after such holder resigned, was terminated or otherwise ceased to be an officer of the Company. In connection with the issuance of the Series B Shares, the Company and the holders thereof also executed a Stockholders Agreement (the “Stockholders Agreement”) whereby such holders agreed not to initiate, directly or indirectly, any stockholder vote or action, by written consent or otherwise, to increase the size or structure of the Company’s board of directors or remove any existing director, nor initiate directly or indirectly any stockholder vote or action by written consent or otherwise, to affect such holders’ executive compensation, bonus criteria and amounts, or other similar action. The holders of the Series B Shares also agreed to convert the Series B Shares immediately upon termination, whether voluntary or involuntary, or upon their resignation for any reason.

In connection with and immediately following the Terminations, the Company exercised its rights under the Stockholders Agreement to convert the Series B Shares into 4,600,000 shares of common stock (the “Series B Conversion”). As a result of the Series B Conversion, no Series B Shares remain outstanding.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

Employment Agreement, dated June 4, 2017 by and between Excel Corporation and Karl Power (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2017).

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL CORPORATION

Dated: August 11, 2017	/s/ Karl Power
Karl Power Interim Chief Executive Officer and Secretary (Principal executive officer, principal financial officer and principal accounting officer)